Form 10-K
period 1996-03-31
PRODUCTIVITY TECHNOLOGIES CORP /DE
filed 1996-07-12
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


         (Mark One)

         ------  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         |  X |  SECURITIES EXCHANGE  ACT OF 1934 [FEE  REQUIRED]
         ------  For the fiscal year ended March 31, 1996
                                       OR
         ------
         |    |   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         ------   THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from            to

                         Commission file number 0-24212

                         PRODUCTIVITY TECHNOLOGIES CORP.
             (Exact name of Registrant as specified in its charter)

                  Delaware                              13-3764753
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

        520 Madison Avenue, New York, New York             10022
       (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (212) 843-1480

             Securities registered pursuant to Section 12(b) of the
              Exchange Act: None Securities registered pursuant to
                       Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share
                                (Title of class)

       Redeemable Common Stock                    Units, each consisting of one
       Purchase Warrants                          Share of Common Stock and two
       (Title of class)                           Redeemable Common Stock
                                                  Purchase Warrants
                                                   (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [ X ]     No  [  ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.      [  ]

         As of June 21, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $10,712,000.

         As of June 21, 1996, there were 2,125,000 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                PAGE 1 OF 82 PAGES
                            EXHIBIT INDEX -- PAGE 43

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Productivity Technologies Corp. (formerly named Production Systems Acquisition Corporation), a Delaware corporation ("Company"), was organized in June 1993 as a Specified Purpose Acquisition Company(R) ("SPAC(R)"),* with the objective of acquiring an operating business ("Target Business") in the production systems industry ("Production Systems Industry"). The Production Systems Industry consists of companies which produce the machinery, components and systems for manufacturing.

         On May 23, 1996, the Company achieved its objective of acquiring a Target Business with the acquisition of Atlas Technologies, Inc. ("Atlas"), a Michigan-based corporation incorporated in 1974 and engaged in the manufacture and sale of equipment to automate metal stamping press operations. The acquisition was accomplished through the merger of a wholly-owned subsidiary of the Company into Atlas, with Atlas being the surviving company and becoming a wholly-owned subsidiary of the Company. The Company has no other subsidiaries or operations.

                                Business of Atlas

         Metal stamping presses are used to form a wide variety of sheet metal components used in automobiles, appliances and other consumer and industrial products. Atlas offers a complete range of products within three categories critical to the operation of metal stamping presses: quick die changing equipment, press automation equipment, and stacking and destacking equipment, which, together, have historically accounted for approximately 90% of its sales revenues. It also sells, on a turnkey basis, fully integrated metal stamping systems comprised of components provided by Atlas and other manufacturers.

         Metal stamping involves setting pieces of flat sheet metal over a shaped die which is set in a press and then lowering a matching die onto the sheet metal to form it into the desired shape. The sheet metal pieces typically pass through several stamping press operations, each performing a different shaping function. Atlas' products stack cut sheet metal blanks for feeding into the presses, move components from one press station to another within a multi-station transfer press or between presses within a tandem line of presses and facilitate the changing of dies on a press.

         In recent years, the increasing complexity and precision required in stamped metal components, such as automobile body and appliance parts, coupled with the large variety of such components necessary to meet consumer preferences, has required the manufacturers of such products to increase the flexibility and efficiency of the machinery used in their manufacture. The presses must accommodate rapid changes in production schedules and produce profitable batch runs of varying sizes. Equipment such as that made by Atlas is essential to meet the needs of the manufacturers.

         Sales of Atlas products have principally been to two customer  segments
- - automobile and automotive parts manufacturers, and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, air conditioning and ventilation (HVAC) equipment and aircraft. In Atlas' 1994 and 1995 fiscal years and for the nine months ended March 31, 1996, the automotive segment accounted for approximately 82%, 79% and
85%  of  sales,   respectively,   and  appliance   manufacturers  accounted  for
approximately 4%, 8% and 10%, respectively. For its fiscal years 1994 and 1995, and for the nine months ended March 31, 1996, sales by Atlas to General Motors Corporation, The Chrysler Corporation and The Ford Motor Company represented 14%, 5% and 25%, 14%, 35% and 4%, and 15%, 10% and 16%, respectively, of sales
- --------
* "Specified Purpose Acquisition Company" and "SPAC" are registered servicemarks of GKN Securities Corp.

for such periods. Sales are predominantly in North America but, in recent years, Atlas has targeted sales efforts in Mexico, Europe and Asia, which, for the fiscal year ended June 30, 1995 and the nine months ended March 31, 1996, represented 11% and 11%, respectively, of total sales.

         Atlas uses three marketing channels: direct sales, accounting for the largest portion, with offices at its headquarters in Fenton, Michigan, Atlanta and Chicago; commissioned sales representatives; and original equipment manufacturers (OEMs) specializing in metal presses and related equipment. Order backlogs were approximately $18,600,000 at March 31, 1996, $19,000,000 at December 31, 1995 and $16,500,000 at December 31, 1994.

Products

         Atlas offers critical, high technology products based on proven designs and engineering, which it believes offer superior technology, engineering and features to those offered by its competitors. Atlas products are modular and may be used with existing systems as well as with completely new systems. As a result of their modular design, a variety of pieces of equipment can be combined to form an appropriate solution for a customer's metal stamping needs. Virtually all of its products are on a made-to-order basis. Because of their many desirable features, Atlas products are positioned at an above-average price comparative to its competitors. Generally, there is a large number of suppliers that are capable of providing the materials and components used by Atlas.

         Atlas personnel perform applications engineering, product design or customization, procurement, fabrication, machining, assembly, testing, shipping and installation of the products and systems it sells. In 1993, Atlas began implementing a continuing program to achieve greater standardization in the engineering and design of its products. To date, the program has resulted in faster order fulfillment and production, improved fabrication and, management believes, increased sales. Atlas believes that significant cost-reducing improvements can still be made in the manufacturing process, particularly from further standardization. No assurance can be given, however, that such cost reduction will be attained because Atlas may not be able to perform the engineering required or make the necessary capital investment.

         Quick die change equipment made by Atlas includes automated die carts, die tables and high rise automated storage-retrieval systems which are used to maneuver stamping press dies and molds weighing up to 100 tons. The Atlas-developed products allow die swapping to be accomplished in minutes as compared to hours if conventional equipment is used. Atlas storage-retrieval systems permit dies not in use to be stored in multiple level racks and readily accessible to die carts for die swapping. Atlas' equipment can be configured for use with either manually controlled or fully automated presses. Atlas believes that its equipment is instrumental in increasing the "up-time" of presses while also facilitating short run capability, gentle die handling, safer and improved ergonomics and easier and more efficient die maintenance.

         Atlas' transfer press automation equipment is sold by it under the names Flex 2000 and Flex 5000(R). Transfer presses use as many as ten dies within a single press to progressively form the component (typically including tasks such as drawing or forming, trimming, piercing and flanging). Unlike tandem press lines, which use multiple presses arranged in a line and require multiple devices to move a component, transfer presses move the component being processed from one die station to another using a single automation device. Compared to tandem presses, transfer presses generally operate at higher production rates, require less floor space, consume less energy and allow more component processes per press. Because of this, and because they have fewer parts and require less expensive quick die change equipment than tandem presses, transfer presses have become the preferred type of press for new purchases although many tandem presses will remain in use for many years and can be refitted with automation equipment.

         Stacking and destacking automation equipment is used to handle the sheet metal in the initial stages of the stamping process. Stackers stack flat blanks from the coiled rolls which are delivered to the manufacturer.

Destacking equipment feeds the flat blanks into the press and includes functions to scrub or roll-coat the metal blanks and to que them to assure a steady flow.

Competition

         Atlas products are sold in specialized markets that have limited customers and little competition. In some instances, however, Atlas products are procured through competitive bidding. Because of the capital cost and the need for skilled personnel, such as engineers, designers, mechanics and sales persons, entry into this industry is expensive and difficult to achieve and Atlas does not expect competition to increase significantly over present levels. Primary competitors of Atlas include Volvo AB, Herwo Die Changing, AB, Hirotec (Japan), Verson All Steel Press, a division of Allied Products Corp., HMS Products Co. and Aisaku (Japan). Each of these companies offers components which compete with certain components manufactured or sold by Atlas, but none offers as comprehensive a line as Atlas. A number of the competitors are well established with substantial financial resources, recognized brand names, customer loyalty and established market positions, strong engineering and distribution networks and comprehensive manufacturing capabilities.

Trademarks and Patents

         Atlas has an agreement to use components in the Flex 5000(R) transfer press that it manufacturers and sells that are based on patents owned by Mr. John Maher, an individual. The agreement grants Atlas an exclusive worldwide license to use the patents for a term equal to the life of the patents, including any extensions as a result of modifications to the patents. Currently, the patents registered with the United States Patent and Trademark Office expire on various dates between June 23, 2005 and June 21, 2007. Atlas is obligated to pay Mr. Maher a royalty based on a portion of the sales price of the Flex 5000(R) as it relates to the value of the patented components. For Atlas' fiscal year ended June 30, 1995 and the nine months ended March 31, 1996, Atlas expensed approximately $100,000 and $225,000, respectively, in license fees under this agreement. The agreement also provides that Mr. Maher is responsible for defending Atlas for any patent infringements. Atlas believes that the terms of the agreement are industry competitive.

         Atlas has registered with the United States Patent and Trademark Office a trademark on "Flex 5000(R)."

         Atlas owns and has registered with the United States Patent and Trademark Office two patents, one for a power and free roller conveyer and one for the transfer arm for supporting workpieces. Atlas also has registered patents for the first of these in Canada and Great Britain. Atlas has applied for two United States patents for certain apparatus and methods for forming workpieces and for magnetic sheet separator constructions.

Management and Employees

         Ronald M. Prime is currently the Chief Executive Officer of Atlas and has been responsible for the overall operations of Atlas, managing the project management, engineering, manufacturing, controls, service, purchasing, and finance departments. Mr. Prime has also been active in product development, as well as the establishment and improvement of Atlas' project management, engineering, manufacturing, and financial processes. From 1972 to 1984, Mr. Prime was President of Fluid & Electric Control Co., founding that business and growing it from one person to 150, one of the largest industrial controls contractors in Michigan. That company was merged with a predecessor of Atlas in 1984. From 1970 to 1972, Mr. Prime held various technical and controls engineering positions.

         Michael D. Austin is currently the President of Atlas and has been the principal officer of Atlas, chiefly responsible for directing the sales of the company, for determining the overall product directions, managing product research and development, and managing the application engineering departments. From 1977 to 1984, Mr. Austin held various other management positions at Atlas, including Vice President of Operations, Sales

Manager, and Controls Manager. From 1973 to 1977, Mr. Austin held various controls engineering and management positions at Fluid & Electric Control Co., including Chief Engineer.

         Atlas employs approximately 200 persons. None of these persons is a member of a union. Atlas believes that its employee relations are good. Atlas believes that its location in Michigan is beneficial in its access and ability to hire qualified personnel because of the highly industrialized nature of the area.


ITEM 2.  PROPERTIES

         Atlas operates its manufacturing facilities in Fenton and Linden, Michigan. It has approximately 43,200 square feet of space in Fenton which is used for assembly operations and light and medium machining operations and electrical panel construction. Project management, engineering and sales offices are also located in Fenton. In Linden, at one location, Atlas has a welding and fabrication facility located in approximately 16,300 square feet and a heavy machining and light and medium assembly facility located in approximately 21,000 square feet. Atlas also maintains office space at its site in Linden. Atlas rents approximately 1,200 square feet of space in Atlanta, Georgia for a sales office. The principal executive office of Atlas is located at 201 South Alloy Drive, Fenton, Michigan 48430, and its telephone number is (810) 629-6663.


ITEM 3.  LEGAL PROCEEDINGS

         In 1996, Atlas and John Maher, the owner of the patent for the Flex 5000(R) licensed to Atlas, initiated an action against Orchid International Group Inc. ("Orchid") in the Federal Court of Canada, Trial Division, claiming infringement and wrongful sale, manufacture and use by Orchid of the inventions protected by such patent and seeking, among other relief, a declaration that the patents are invalid and has been infringed by Orchid, injunctive relief and damages of at least $5,000,000 (Cdn). The defendant has not yet filed an answer to the complaint.

         Except for such action, neither the Company nor Atlas is currently involved in any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, Warrants and Units are traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbols PRAC, PRACW and PRACU, respectively. The Company has not declared or paid any dividends on its Common Stock since its inception.

         The following table sets forth the range of high and low closing bid prices for Units, Common Stock and Warrants, as reported by the OTC Bulletin Board. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the Nasdaq System. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                       Units                    Common Stock            Warrants
                                                       High         Low         High       Low          High       Low
Year ended March 31, 1995:
   Second Quarter (beginning June 24,
     1994).........................................    5 3/4        5 1/2       N/A         N/A         N/A        N/A
   Third Quarter...................................    5 3/4        5 1/8       4 1/4       4           7/8        3/4
   Fourth Quarter..................................    5 1/2        5 1/2       4 1/4       4 1/4       7/8        5/8
Year ended March 31, 1996:
   First Quarter...................................    5 1/2        5 1/4       4 3/8       4 1/8       5/8        3/8
   Second Quarter .................................    5 1/4        5 1/4       4 11/16     4 3/8       9/16       3/8
   Third Quarter...................................    5 1/4        5 1/4       4 3/4       4 11/16     1/2        7/16
   Fourth Quarter..................................    5 3/4        5 1/4       5           4 3/4       15/16      5/16


         As of June 21, 1996, the Company had 9 holders of record of its Common Stock. The Company believes that there are in excess of 500 beneficial holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data are derived from financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants. The data should be read in conjunction with the financial statements of the Company, together with the related notes thereto, included elsewhere herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                Period from June 25,
                                                1993 (inception) to        Year Ended            Year Ended
                                                March 31, 1994             March 31, 1995        March 31, 1996
                                                ----------------           --------------        --------------

Statement of Operations Data:
  Interest income...........................    $ --                       $ 342,548             $502,596
  Total expenses and taxes..................      1,850                      281,034              397,509
                                                  -------                    ---------            -------
  Net income (loss).........................    $(1,850)                   $  61,514             $105,087
                                                  =======                    =========            ========
  Net income per share......................    $ --                       $ .04                 $.05
                                                  =======                    =====                ====


Balance Sheet Data:                             March 31, 1994             March 31, 1995        March 31, 1996
                                                --------------             --------------        --------------
Assets:
  Cash and cash equivalents.................    $134,000                   $    34,512           $    4,018
  Short term investments....................         --                        446,293               79,745
  Trust Fund, consisting of
    U.S. Government securities..............         --                      8,584,551            9,070,728
  Deferred registration and financing costs.      39,400                          --                   --
    Prepayments.............................         --                           --                 12,737
    Deferred Acquisition Costs..............         --                           --                213,067
  Organization costs,
    less amortization of $-0-, $7,911
    and $18,459.............................         --                         44,827               34,279
                                                 -------                     ---------            ---------
  Total assets..............................    $173,400                    $9,110,183           $9,414,574
                                                 ========                    ==========           ==========

Liabilities and Stockholders' Equity:
  Accrued expenses and taxes................    $     250                   $   31,419           $  244,723
  Deferred income taxes.....................         --                         14,000                 --
  Notes payable.............................      150,000                         --                   --
  Common stock, subject to possible
    conversion, 339,999 shares at
    conversion value........................         --                      1,716,052            1,813,239
  Common stock, $.001 par value -
    shares authorized 20,000,000,
    outstanding 425,000, 2,125,000
    and 2,125,000 (which includes
    339,999 shares subject to possible
    conversion).............................          425                        1,785                1,785
  Additional paid-in capital................       24,575                    7,351,741            7,351,741
  Retained earnings (deficit) accumulated
    during development stage................       (1,850)                      (4,814)               3,086
                                                  -------                    ---------            ---------
  Total liabilities and stockholders' equity..   $173,400                   $9,110,183           $9,414,574
                                                  ========                   ==========          ==========

ITEM 7. ANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

      In March 1994, the Company raised $150,000 in bridge financing ("Bridge Financing") in order to pay certain organizational expenses, the costs of the Bridge Financing and certain costs of its initial public offering ("IPO"). Nine investors in the Bridge Financing loaned $150,000 to the Company and were issued promissory notes in that amount, bearing interest at 10% per annum and payable upon consummation of the IPO, and Warrants to purchase 300,000 shares of the Common Stock ("Bridge Warrants").

      The IPO was completed on July 5, 1994, and the Company received net proceeds of $8,980,100 after payment of offering expenses. A substantial portion of such net proceeds ($8,262,000) was placed in the Trust Fund until the earlier of the Company's consummation of a business combination with a Target Business or liquidation. The trust agreement limited investments to U.S. Government securities with a maturity of 180 days or less. At March 31, 1996, there was approximately $9,071,000 in the Trust Fund. Cumulative interest earned on the funds in the Trust Fund and on other funds of the Company was $845,000 as of March 31, 1996. The remaining proceeds of the IPO, and the interest thereon, have been used to pay for business, legal and accounting due diligence on prospective acquisitions, and continuing general and administrative expenses, as well as other expenses.

      On May 23, 1996, the Company consummated its acquisition of Atlas and terminated the Trust Fund, utilizing $7,120,000 from the Trust Fund to pay the purchase price. Substantially all of the Company's working capital needs prior to that date were attributable to the identification, evaluation and selection of a suitable Target Business and the structuring, negotiation and consummation of a business combination with Atlas. During the year ended March 31, 1996, the Company incurred general, administrative and other expenses and taxes of approximately $397,000, which were associated primarily with its evaluation of Target Businesses. Since May 23, 1996, the Company has been a holding company with Atlas being its sole subsidiary and operating business.

      On May 17, 1996, the Company's Board of Directors approved a change of the Company's fiscal year to one ending on June 30, effective July 1, 1996, to coincide with Atlas' fiscal year.

Atlas

      During the last several years, the business focus of Atlas has been on manufacturing and selling quick die change, transfer press and stacking and destacking equipment. During the same period, Atlas has standardized its products, changed certain of its manufacturing methods and sold off an older product line in an effort to improve productivity and margins and concentrate its efforts on its current principal products.

      Historically, about 90% of the sales of Atlas have been to automotive, appliance and HVAC manufacturers. Recently automotive orders have substantially increased due to several large stamping operation upgrade programs being undertaken by, and resultant order increases from, several international automobile manufacturers. For Atlas' fiscal years 1994 and 1995 and the nine months ended March 31, 1996, sales to customers in the automotive industry accounted for approximately 82%, 79% and 85%, respectively, of total sales. Consequently, the sales and profitability of Atlas will depend to a large extent on the economic conditions that affect the automotive industry, and to a lesser extent, the appliance industry, as well as general economic conditions in the United States, Mexico, Europe and Asia where the majority of its customers are located. Although Atlas is dependent on the automotive industry, Atlas believes that product standardization and design, and manufacture and sale of certain of its products such as quick die change machinery and flexible transfer stamping presses should reduce the effect on Atlas of cyclicality within the automotive industry. Atlas further believes that because its machinery generally increases productivity and reduced per-unit production costs, there will be continuing demand for its products in down-turns in the economy and in industry groups to which it sells.

      A significant percentage of Atlas' sales are to a small number of customers. While these customers are concentrated in primarily two industries, the automotive and appliance industries, Atlas believes that its customers in these industries are undertaking long-term productivity improvement programs and that they will continue to place orders with Atlas. Atlas is undertaking marketing efforts to diversify its customer base; however, no assurance can be given that it will be successful. Atlas also is standardizing many of its products in an attempt to attract new and different customers and to be more efficient in the design, manufacture and delivery of the products it sells. Such efficiency may result in improved operating margins, although no assurance can be given that margins will increase or if increased remain at such percentages. Nonetheless, Atlas believes that in the foreseeable future, its sales will continue to be primarily within those industries to which it currently is selling at the current proportionate percentages.

      Recently the sales of Atlas to foreign customers have increased and for the Atlas fiscal year ended June 30, 1995 and the nine months ended March 31, 1996 represented 11% and 11%, respectively, of the sales of Atlas. Foreign sales are subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariff and non-tariff barriers and changes in governmental policies including statutory and regulatory changes. Although there is little Atlas can do to protect itself against such risks, to the extent possible, Atlas' foreign sales are denominated in United States dollars to eliminate the risk of currency fluctuation, foreign sales may be guaranteed in part by the Export-Import Bank of the United States, shipments are made FOB Michigan to reduce the risk of loss borne by Atlas during shipment and Atlas obtains foreign risk and credit insurance through the Export-Import Bank of the United States.

Liquidity and Capital Resources

      Atlas believes that its principal long-term capital requirement has been and is expected to continue to be the funding of capital expenditures to modernize, improve and expand its facilities and marketing efforts and financing day-to-day operations. In connection with Atlas' acquisition by the Company, Atlas paid an aggregate of $2,201,848.88 in connection with certain long term debt, covenants not to compete and contingent liabilities for former stockholders. This was partially funded out of a six-year term loan obtained in May 1996 from NBD Bank, N.A. in the amount of $1,500,000 which loan bears interest at the bank's prime rate plus one percent. The loan is secured by assets of Atlas and guaranteed by the Company in the amount of $500,000 until December 31, 1996 and $150,000 until May 31, 1997, when the guaranty terminates.

      Atlas' working capital at March 31, 1996 was $1,438,058, versus working capital of $2,506,016 at March 31, 1995. The decrease in working capital of $1,067,958 resulted from reclassification to current from long-term liabilities of certain debt obligations to former Atlas shareholders. These current liabilities to former Atlas shareholders were paid immediately prior to the consummation of the merger between a subsidiary of the Company and Atlas on May 23, 1996.

      At March 31, 1996, Atlas had borrowed an aggregate of $2,872,652, of which the current portion was $1,808,846, comprised of the following loans: (i) borrowings of $979,965 from NBD Bank, N.A. secured by the plant of Atlas with a payment due on February 2, 1998 of $805,560, which bears interest at the rate of 1.25% over the bank's prime rate; (ii) borrowings of $203,788 from NBD Bank, N.A. secured by the equipment of Atlas with a final payment due July 1998, which bears interest at the rate of 7.75%; (iii) borrowings of $13,591 from Concord Commercial secured by the equipment of Atlas with a final payment due June 1996, which bears interest at the real rate of 8.01%; (iv) borrowings of $83,514 from Concord Commercial secured by the equipment of Atlas with a final payment due October, 1999, which bears interest at the rate of 8.7%, and (v) notes and other obligations to former shareholders of Atlas comprising $1,591,794 which were paid after March 31, 1996 but prior to the merger between Atlas and the Company. In May 1996, as part of the credit facility which Atlas entered into with NBD Bank, N.A., Atlas can borrow up to $550,000 to finance future acquisitions of equipment and facilities.

      In addition to the term loans, Atlas has entered into a revolving credit loan with NBD Bank, N.A. in the amount of $8,000,000. The amount that may be borrowed under this facility is limited to certain percentages of the domestic accounts receivable, raw materials and work in process of Atlas. Borrowings under this credit facility bear interest at the adjustable rate of 3/4% over the bank's prime rate and are due on May 31, 1997. Atlas is reviewing with NBD Bank, N.A. the potential for utilizing the Export-Import Bank of the United States for the financing of foreign receivables and work in process. Atlas believes that, as a result of its revolving facility, its short term credit facilities are adequate to support its business operation at its current levels of sales.

      Until it reaches capacity at its present manufacturing facilities (which management believes is approaching), Atlas believes that its capital expenditures and operating costs will grow at rates proportional to increases in sales volume. Currently, for capital expenditures not related to facility expansion, Atlas has budgeted approximately $300,000 per year for machinery and equipment, which it believes sufficient to accommodate growth in orders to be processed at its existing two production facilities. Such capital expenditures will be met using current credit facilities and working capital.

      To provide for additional manufacturing capacity, Atlas' board of directors recently approved a proposal to build a new production facility with approximately 50,000 square feet of production and office space. The cost of this project is estimated at up to $4.5 million. Atlas has received a letter of inducement from the local Economic Development Corporation to finance much of the project cost through the issuance of tax exempt industrial revenue bonds which are expected to bear interest at a rate below the prime rate. Any further required funds would be provided from working capital. If the industrial revenue bond financing cannot be secured, there is no assurance Atlas will be able to finance and build the new facility.

Recent Accounting Standards

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company will adopt SFAS No. 121 in fiscal 1996 and its implementation is not expected to have a material effect on the financial statements of Atlas or the Company.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principals Board Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. The Company intends to adopt the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts assuming the fair value method was adopted. The Company will adopt this standard beginning in its fiscal year ending June 30, 1997, as provided for under SFAS No. 123. The Company does not expect adoption of this standard will have a material effect on the financial statements of Atlas or the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Financial Statements of the Company as set forth on page F-1.

         1. Atlas Technologies, Inc.
            (a)  Balance Sheet as of March 31 1996 (unaudited)
            (b) Statements of Income for nine months ended March 31, 1996 and 1995 (unaudited
            (c)  Statement of Stockholders' Equity at March 31,1996 (unaudited)
            (d) Statements of Cash Flows for nine months ended March 31, 1996 and 1995 (unaudited)
            (e)  Selected Information

         2. Pro Forma Financial Information of the Company and Atlas
            (a) Unaudited Pro Forma Consolidated Statements of Operations for nine months ended March 31, 1996 and year ended June 30, 1995
            (b)  Notes to Unaudited Pro Forma Consolidated Statements of
                 Operations
            (c)  Unaudited Pro Forma Consolidated Balance Sheet as of
                 March 31, 1996
            (d)  Notes to Unaudited Pro Forma Consolidated Balance Sheet


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The current directors and executive officers of the Company are as follows:

                               Director
Nominee                  Age    Since    Position

Ray J. Friant, Jr.....   65     1993     Chairman of the Board
Samuel N. Seidman.....   62     1993     President and Director
Joseph K. Linman......   57     1993     Director and Vice President
John S. Strance.......   71     1993     Director and Vice President
Jesse A. Levine.......   29     1993     Director, Chief Financial Officer,
                                         Vice President, Secretary and
                                         Treasurer
Alan H. Foster........   70     1993     Director
Alan I. Goldman.......   58     1993     Director


     Ray J. Friant, Jr. has been Chairman of the Board of the Company since its inception. Since 1988, Mr. Friant has been Managing Director of Seidman, Friant, Levine Ltd., a crisis management company, where he currently specializes in corporate restructuring and reorganization. In this capacity, he has had management control, and has successfully restructured and/or stabilized the operations, of three public companies, CMI Corp., Mr. Gasket Co. and Advanced Semiconductor Materials International N.V. ("ASM"), which companies have manufacturing operations in roadbuilding equipment, automotive aftermarket products and semiconductor production equipment, respectively. In connection with his activities with Seidman, Friant, Levine Ltd., Mr. Friant presently serves as Chief Operating Officer of ASM's chemical vapor deposition businesses. Since 1982, Mr. Friant has also been President and Director of Friant Associates, Inc., specializing in corporate turnarounds. Mr. Friant was Group Vice President and General Manager of Gulf+Western Industrial Products Group
(IPG) from 1978 to 1982. IPG was a group of ten companies involved in electronic systems, electronic connectors, electronic components, electro-mechanical components, wire and cable, cutting tools and hardware manufacturing. From 1973 to 1978, as an employee of ITT Corp., Mr. Friant successfully reorganized several multi-million dollar subsidiaries. In addition, he had a number of special worldwide assignments involving ITT Corp. headquarters organization, resource allocation for product development, and management succession. At Western Union Corp. from 1969 to 1972, Mr. Friant developed and implemented the business of teleprocessing at a non-regulated subsidiary. From 1953 to 1969, Mr. Friant was employed by General Electric Co. ("GE"), where he was responsible for initiating GE's phased array radar business, for designing and implementing GE's Program Management System for managing large, complex military contracts and for the business turnaround of several unsuccessful organizations. Mr. Friant earned B.S. degrees in both Mechanical Engineering and Electrical Engineering from West Virginia University. He also graduated from General Electric's three-year graduate level Advanced Engineering program and General Electric Management School.

      Samuel N. Seidman has been President and a Director of the Company since its inception. In 1970, Mr. Seidman founded Seidman & Co., Inc., an investment banking and economic consulting firm, and serves as its President. In this capacity, he has provided a broad range of investment banking services, including financial analysis and valuations, private financings, and corporate recapitalizations and debt restructurings. Mr. Seidman also is Managing Director of Seidman, Friant, Levine Ltd., and serves as a director of AMREP Corp., a real estate development corporation listed on the New York Stock Exchange. He has acted as financial advisor to manufacturers of various kinds of production systems and components for a number of industries, including ASM, a multi-national producer of automated equipment and systems for the production of semiconductors, traded on the Nasdaq National Market. Mr. Seidman advised in the sale of ASM Fico Tooling, Inc., a European-based multi-national manufacturer of specialized tooling for the semiconductor industry. Mr. Seidman was Co-Chairman of the Creditors' Committee in the Chapter 11 reorganization of Sharon Steel Corp., an integrated manufacturer of finished steel products, and served as financial advisor in Chapter 11 to Chyron Corp., a specialized production systems company for video productions listed on the New York Stock Exchange, and Mr. Gasket Co., a manufacturer of automobile aftermarket products. Prior to founding Seidman & Co., Mr. Seidman worked in corporate finance at Lehman Brothers. Mr. Seidman has served as director of numerous public and private companies, including Penn Engineering Corporation, a manufacturer of equipment for steel production and metal processing which had been listed on the American Stock Exchange. Mr. Seidman earned a B.A. degree from Brooklyn College and a Ph.D. in economics from New York University. He was a Fulbright Scholar and a member of the graduate faculty of the City University of New York. Mr. Seidman's nephew, Jesse A. Levine, is Vice President, Secretary, Treasurer and a Director of the Company.

      Joseph K. Linman has been Vice President and a Director of the Company since its inception. Mr. Linman retired from the Ford Motor Company ("Ford") in 1989 after 25 years with that company, preceded by two years with RCA Defense Electronics. During his career with Ford, Mr. Linman held numerous managerial and executive positions in financial, marketing, technical, governmental relations and external affairs capacities, including Chief Financial Officer of Ford Latin America, S.A. de C.V., a wholly-owned Ford subsidiary responsible for automotive operations in Latin America, South Africa and Egypt. Mr. Linman served as a member of the boards of directors or executive committees of Ford subsidiary companies in nine countries and as a member of the advisory committee of the Council of the Americas and the Mexico-U.S. Business Committee that pioneered the North American Free Trade Agreement. Mr. Linman earned a B.S. degree from Oregon State University and an M.B.A.
degree from Indiana University.

     John S. Strance has been Vice President and a Director of the Company from its inception. He is currently a private investor. From 1986 to 1992, he was the President of Star Controls Corporation, a provider of sophisticated microprocessor control products for process control and automation systems, which he founded. From 1983 to 1986, Mr. Strance was an independent consultant assessing technology and market trends and identifying and evaluating companies for acquisition. From 1980 to 1983, Mr. Strance performed the same services as Director of Planning and Development for Gulf+Western Manufacturing, responsible for product development using new technology. From 1954 until 1980, Mr. Strance held management positions as president of several subsidiaries of Gulf+Western. Mr. Strance has been granted 13 U.S. letters patent for new products and production systems. Mr. Strance earned B.S. and M.S. degrees in Mechanical Engineering from the University of Oklahoma and the Carnegie Institute of Technology, respectively.

     Jesse A. Levine has been Secretary, Treasurer and a Director of the Company since its inception, Chief Financial Officer since June 1995 and a Vice President since May 1996. Since January 1992, Mr. Levine has been Regional Vice President-Midwest of Seidman & Co., Inc., specializing in financial and business analysis, corporate finance, private placements and corporate advisory services. From January 1991 to December 1991, Mr. Levine was Contracts Administration
Manager of The Newman Group Computer Services Corp., Inc., a computer systems supplier. Previously, Mr. Levine served as a commercial credit analyst for Society Bank, Michigan. Mr. Levine earned a B.A. degree in economics from the University of Michigan and has been elected a chartered financial analyst. Samuel N. Seidman, the President of the Company, is Mr. Levine's uncle.

      Alan H. Foster has been a Director of the Company since its inception. Since 1986, he has been an Adjunct Professor of Finance and Corporate Strategy at the University of Michigan. In conjunction with the University of Michigan School of Engineering, Mr. Foster is engaged in the study of the future of "agile machines." Since 1978, Mr. Foster has been the principal of A.H. Foster & Company, a consulting firm which serves as a consultant in corporate finance to foreign governments and domestic and international clients. Currently, Mr. Foster is a director of Code-Alarm, Inc., a manufacturer of automobile security systems traded on the Nasdaq National Market. For the last 12 years, Mr. Foster has served numerous times as a court-appointed trustee in bankruptcy for both Chapter 7 and Chapter 11 cases. He was employed by the American Motors Corporation from 1963 to 1978, where he first served as Director, Financial Planning and Analysis and then as Vice President and Treasurer for the last ten of those years. From 1953 to 1963, Mr. Foster worked at Sylvania Electric Products in various capacities, including Manager, Corporate Planning and Control. Mr. Foster is the author of Practical Business Management, published in 1962. Mr. Foster earned a B.S.B.A. degree from Boston College and an M.B.A. degree from Harvard Business School.

     Alan I. Goldman has been a Director of the Company since its inception. Since 1985, Mr. Goldman has been self-employed as an investment banker and management consultant, specializing in mergers and acquisi- tions, private placements and business and organization consulting. From 1975 to 1985, Mr. Goldman was Senior Vice President, Finance and Chief Financial Officer of Management Assistance, Inc., a multi-national computer manufacturing, marketing and maintenance company and a purchaser and user of productions systems and components. From 1970 to 1974, Mr. Goldman was Vice President, Finance, Treasurer and Chief Financial Officer of Interway Corporation, an international company engaged in trailer and container leasing and fleet management. Mr. Goldman earned a B.A. degree from Cornell University and an M.B.A. degree from New York University.

      The Company's Board of Directors is divided into three classes, each of which serves for a term of two years, with only one class of directors being elected in each year. The term of office of the first class of directors, consisting of Messrs. Goldman and Levine, will expire at the next annual meeting of stockholders, the term of office of the second class of directors, consisting of Messrs. Friant and Strance, will expire at the second succeeding annual meeting of stockholders, and the term of office of the third class of directors, consisting of Messrs. Seidman, Linman and Foster, will expire at the third succeeding annual meeting of stockholders. In each case, a director will hold office until the next annual meeting of stockholders at which his class of directors is to be elected.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Exchange Act requires officers, directors and persons who beneficially own more than 10% of a registered class of equity securities of the Company ("10% stockholders") to file reports of ownership and changes in ownership with the Commission. Officers, directors and 10% stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the fiscal year ended March 31, 1996, each of its officers, directors and 10% stockholders complied with the Section 16(a) reporting requirements, except that each of Messrs. Friant and Strance did not make timely filings with respect to one transaction.


ITEM 11.  EXECUTIVE COMPENSATION

      No executive officer of the Company received any cash or other compensation for services rendered from the Company since its inception through May 22, 1996. Until May 22, 1996, Seidman & Co., Inc., a corporation of which Samuel N. Seidman is President and Jesse A. Levine is Regional Vice President - Midwest, was paid $5,000 per month as an administrative fee. It also received and will continue to receive reimbursement for any out-of-pocket expenses incurred in connection with the Company's business. There is no limit on the amount of such out-of-pocket expenses and there has not been nor will there be any review of the reasonableness of such expenses by anyone other than the Company's Board of Directors, which includes persons who have received, and may seek, reimbursement.

      On February 8, 1996, the Board of Directors of the Company approved the following annual salaries for its executive officers, effective May 23, 1996, upon consummation of the acquisition of Atlas: Chairman (presently Mr. Friant), $70,000; President (presently Mr. Seidman), $75,000; Chief Financial Officer, Secretary and Treasurer (presently Mr. Levine), $25,000; and Vice Presidents
(presently Messrs. Linman, Strance and Levine) $25,000. Such salaries are payable in equal monthly installments. The compensation terms and other terms of employment will not be embodied in written agreements. An officer holding more than one office will receive only the salary of the highest paying office. The Board also approved fees of $16,000 per year for each director who is not an employee of the Company (presently Messrs. Foster and Goldman), which is payable in equal quarterly installments. In addition, non-employee directors and officers other than the Chairman and President will be paid at the rate of $1,000 to $2,000 per day, as determined by the Chairman and the President, for actual days spent by them in consulting or other special assignments for the benefit of the Company or its subsidiaries. Officers and directors are also eligible for other compensation and benefits as may be approved by the Board from time to time, including benefits under the Company's 1996 Performance Equity Plan which was adopted by the stockholders of the Company on May 21, 1996.

      The Company has no employment agreements with its executive officers, each of whom presently serves at the discretion of the Board of Directors.

Atlas Employment Agreements

     Messrs. Ronald M. Prime and Michael D. Austin have entered into employment agreements with Atlas under which they serve as the Chief Executive Officer and President of Atlas, respectively.

      The employment agreements with Messrs. Prime and Austin are identical except that the term of Mr. Prime's agreement will terminate on December 31, 1998 and that of Mr. Austin will terminate on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of Atlas. The agreements provide for base salaries of $190,000 per year subject to cost-of-living increases after December 31, 1996, for six weeks vacation per year, reimbursement of business expenses, use of an automobile and mobile telephone, medical and life insurance benefits and other benefits generally made available to other employees.

      The agreements also provide for two bonuses based on the earnings of Atlas before interest and taxes, adjusted in the manner set forth in the agreements ("Adjusted Earnings"). Under one bonus arrangement, Messrs. Prime and Austin will each be paid $208,333 for each of the six years beginning January 1, 1996, in which Atlas' Adjusted Earnings exceed $2,000,000 and, if the Adjusted Earnings average at least $2,000,000 during such six-year period, they will each be paid, at the end of the six-year period, the sum of $1,250,000 less the aggregate of the amounts paid to them under such bonus arrangement for the prior five years.

      Under the second  bonus  arrangement,  if during the five years  beginning
January 1, 1996, the Adjusted Earnings average at least $2,626,000, they will each be paid an amount equal to the amount by which such average Adjusted Earnings exceed $2,626,000. Both bonus arrangements are subject to liquidation of amount and acceleration of payment in the event of a sale by the Company of the capital stock of Atlas or a sale by Atlas of all or a substantial part of its assets or issuance of capital stock of Atlas such that a person or group of related persons becomes the owner of 51% or more of the outstanding stock of Atlas. The bonuses are also subject to reduction to the extent of life insurance benefits paid to an executive's estate pursuant to life insurance maintained on the life of the executive pursuant to the employment agreements.

      Each  employment  agreement  also  contains  provisions   restricting  the
disclosure of confidential information and non-competition covenants.

Stock Price Performance Comparison

      The following graph compares cumulative total return of the Company's Common Stock (symbol PRAC) with the cumulative total return of (i) the Standard & Poor's Midcap 400 index ("S&P Index") and (ii) an industry peer group index ("Peer Index") consisting of eight other publicly held SPAC(R)s. The graph assumes $100 was invested on June 24, 1994 (the date the Common Stock began trading on the OTC Bulletin Board) in shares of Common Stock, stocks comprising the S&P Index and stocks comprising the Peer Index and the reinvestment of dividends.

      The Company has used an index of other SPAC(R) stocks for an industry peer group due to the unique business purpose of SPAC(R)s, and the features of their securities and rights of their security holders. The SPAC(R) index includes EDS Corporation, Concord Health Group, Inc., Source Media, Inc., International Metals SPAC(R), Bogen Communications, Inc., Zydeco Energy, Inc., Kellstrom Industries and Restructuring SPAC(R) equally weighted.


                                       PRAC                       S&P Midcap 400                          SPAC Index

        7/6/94                        $100.00                            $100.00                             $100.00
        7/31/94                        100.00                             102.84                              117.42
        8/31/94                        100.00                             108.00                              119.12
        9/30/94                        100.00                             105.83                              120.14
       10/31/94                        100.00                             106.83                              120.59
       11/30/94                        100.00                             101.80                              136.65
       12/31/94                        100.00                             102.56                              133.26
        1/31/95                        100.00                             103.48                              135.30
        2/28/95                        100.00                             108.68                              142.19
        3/31/95                        102.94                             110.39                              139.68
        4/30/95                        104.41                             112.48                              134.73
        5/31/95                        108.09                             114.94                              138.47
        6/30/95                        108.82                             119.47                              140.61
        7/31/95                        108.82                             125.55                              143.89
        8/31/95                        110.29                             127.64                              145.81
        9/30/95                        111.76                             130.56                              150.28
       10/31/95                        111.76                             127.05                              150.79
       11/30/95                        111.76                             132.37                              142.03
       12/31/95                        111.76                             131.86                              137.79
        1/31/96                        113.24                             133.62                              159.28
        2/28/96                        117.65                             137.93                              160.64
        3/28/96                        117.65                             139.40                              155.11
        4/30/96                        120.59                             143.50                              155.11
        5/31/96                        144.12                             145.20                              184.52

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of June 21, 1996 by (i) each stockholder known by the Company to be beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                            Number           Percentage
Name of Beneficial Owner                    of Shares        Beneficially Owned

Ray J. Friant, Jr.......................
  30 Boxwood Drive
  Convent Station, New Jersey 07960          122,250(1)      5.7%

Samuel N. Seidman......................
  520 Madison Avenue
  New York, New York 10022                   136,250(1)      6.4%

Joseph K. Linman.......................       69,750(1)      3.3%

John S. Strance........................       65,750         3.1%

Jesse A. Levine........................       42,500         2%

Alan H. Foster.........................       21,250         1%

Alan I. Goldman........................       21,250         1%

All Officer and Directors
  as a group (9 persons)...............     519,000(1)(2)   24.0%

- -----------------------
(1) Includes shares of Common Stock issuable upon immediately exercisable Warrants as follows: Mr. Friant--16,000 shares; Mr. Seidman--
      20,000 shares; Mr. Linman--4,000 shares; Mr. Strance--2,000 shares.

(2)   Includes 40,000 shares of Common Stock owned by Michael D. Austin.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTIES

      Seidman & Co., Inc., an affiliate of the Company, makes available to the Company a small amount of office space, as well as certain office, administrative and secretarial services as may be required by the Company from time to time. The Company paid Seidman & Co., Inc. $5,000 per month for such services until May 22, 1996, including $60,000 during the fiscal year ended March 31, 1996. Samuel N. Seidman, a director and President of the Company, is President of Seidman & Co., Inc., and Jesse A. Levine, a director, Chief Financial Officer, Vice President, Secretary and Treasurer of the Company, is Regional Vice President--Midwest of Seidman & Co., Inc.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this report:

               1.  The financial  statements of the Company and Atlas listed in
                    Item 8 are submitted as a separate section of this report.

               2.  Financial Statement Schedules

                          Not Applicable.

               3.  Exhibits as required by Item 601 of Regulation S-K:

Exhibit No.  Description

    3.1      Certificate of Incorporation*
    3.1.1    Amendment to Certificate of Incorporation filed March 28, 1996**
    3.2      By-laws*
    4.1      Form of Common Stock Certificate of the Company*
    4.2      Form of Warrant Certificate of the Company*
    4.3      Unit Purchase Option between GKN Securities Corp. and the Company*
    4.4      Warrant Agreement between Continental Stock Transfer & Trust
             Company and the Company*
    4.5      1996 Performance Equity Plan of the Company****
   10.1      Form of  Underwriting  Agreement  between the Company and GKN
             Securities Corp.* 10.3 Form of Share  Escrow Agreement between the
             Company and Continental Stock Transfer & Trust Company*
   10.4      Letter Agreement among each of the Stockholders of the Company, the
             Company and GKN Securities Corp.*
   10.5      Letter Agreement between Seipman & Co., Inc. and the Company regarding administrative support*
   10.6      Agreement of Merger dated as of December 18, 1995 (without schedules or exhibits)***
   10.6.1    Amendment to Agreement of Merger dated December 18, 1995***
   10.7      Employment Agreement dated May 23, 1996 between Atlas Technologies,
             Inc. and Ronald M. Prime****
   10.8      Employment Agreement dated May 23, 1996 between Atlas Technologies,
             Inc. and Michael D. Austin****
   27        Financial Data Schedule


- -----------------------------
(Footnotes on next page)

- -----------------------------
* Filed as Exhibits to Registration Statement on Form S-1, No. 33-78188, and incorporated herein by reference.

** Filed as Exhibit to Report on Form 8-K (Event dated May 23, 1996) and incorporated herein by reference.

*** Filed as Exhibits to Report on Form 8-K (Event dated December 18, 1995) and incorporated herein by reference.

****  Filed herewith.


      (b) During the last quarter of the period covered by this report the Company filed a report on Form 8- K (Event dated December 18, 1995) which reported information under Items 5 and 7 and included the following financial statements of Atlas Technologies, Inc.:

          (A)  Independent Auditor's Report

               Balance Sheets as of June 30, 1994 and 1995

               Statements of Income and Retained Earnings for the years ended June 30, 1993, 1994 and 1995

               Statements of Cash Flows for the years ended June 30, 1993, 1994 and 1995

               Notes to Financial Statements

         (B) Balance sheets as of June 30, 1995 (audited) and September 30, 1995 (unaudited)

               Statements of Income and Retained Earnings for the three months ended September 30, 1994 and 1995 (unaudited)

               Statements of Cash Flow for the three months ended September 30, 1994 and 1995 (unaudited)

                        PRODUCTIVITY TECHNOLOGIES CORP.
                    (A corporation in the development stage)
                                                                        Contents


Report of independent certified public accountants                         F-2

Financial statements:
    Balance sheets as of March 31, 1995 and 1996                           F-3
    Statements of operations for the period June 25, 1993
        (inception) to March 31, 1994, for the years ended
         March 31, 1995 and 1996 and for the period
         June 25, 1993 (inception) to March 31, 1996                       F-4
    Statements of stockholders' equity for the period from
         June 25, 1993 (inception) to March 31, 1996                       F-5
    Statements of cash flows for the period June 25, 1993
         (inception) to March 31, 1994, for the years ended
         March 31, 1995 and 1996 and for the period June 25, 1993
         (inception) to March 31, 1996                                     F-6
    Summary of accounting policies                                         F-7
    Notes to financial statements                                    F-8 - F-11


               Report of Independent Certified Public Accountants

Productivity Technologies Corp.
New York, New York

We have audited the accompanying balance sheets of Productivity Technologies Corp. (formerly Production Systems Acquisition Corp., a corporation in the development stage) as of March 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the period June 25, 1993 (inception) to March 31, 1994, the years ended March 31, 1995 and 1996, and the period June 25, 1993 (inception) to March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On May 21, 1996, the Company's stockholders approved a merger agreement with Atlas Technologies, Inc. (see Note 6) and the business combination was consummated on May 23, 1996.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Productivity Technologies Corp. as of March 31, 1995 and 1996, and the results of its operations and its cash flows for the period June 25, 1993 (inception) to March 31, 1994, the years ended March 31, 1995 and 1996, and the period June 25, 1993 (inception) to March 31, 1996, in conformity with generally accepted accounting principles.


New York, New York

May 24, 1996


                         PRODUCTIVITY TECHNOLOGIES CORP.
                    (A corporation in the development stage)

                                 BALANCE SHEETS




March 31,                                                                1995                      1996
- ------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $    34,512               $     4,018
Short-term investments and accrued interest thereon                        446,293                    79,745
U.S. Government securities deposited in Trust Fund and accrued
   interest thereon (Note 1)                                             8,584,551                 9,070,728
   Prepayments                                                                -                       12,737
   Deferred acquisition costs (Note 6)                                        -                      213,067
Organization costs less amortization of $7,911 and $18,459                  44,827                    34,279
- ------------------------------------------------------------------------------------------------------------
                                                                        $9,110,183                $9,414,574
- ------------------------------------------------------------------------------------------------------------
   Liabilities and Stockholders' Equity
   Accrued expenses and taxes                                          $    31,419               $   244,723
   Deferred income taxes                                                    14,000                      -
   Commitment (Note 3)
Common stock subject to possible conversion, 339,999 shares at
   conversion value (Note 1)                                             1,716,052                 1,813,239
Common stock, $.001 par value - shares authorized 20,000,000;
   outstanding 2,125,000 (which includes 339,999 shares subject
   to possible conversion) (Notes 1 and 5)                                   1,785                     1,785
   Additional paid-in capital                                            7,351,741                 7,351,741
Retained earnings (deficit) accumulated during the development
   stage                                                                    (4,814)                    3,086
- ------------------------------------------------------------------------------------------------------------
                                                                        $9,110,183                $9,414,574
- ------------------------------------------------------------------------------------------------------------
                          See accompanying summary of accounting policies and notes to financial statements.


                         PRODUCTIVITY TECHNOLOGIES CORP.
                    (A corporation in the development stage)

                             STATEMENT OF OPERATIONS

                                                    Period                                         Period
                                                 June 25, 1993                                  June 25, 1993
                                                (inception) to       Year ended March 31,      (inception) to
                                                   March 31,         ---------------------        March 31,
                                                     1994            1995           1996              1996
- --------------------------------------------------------------------------------------------------------------
Income:
   Interest                                     $  -                 $342,548       $502,596    $845,144
- --------------------------------------------------------------------------------------------------------------
Expenses:
   General and administrative                      -                  105,083        135,052     240,135
   Occupancy (Note 3)                              -                   45,000         60,000     105,000
   Insurance                                       -                   57,200         38,223      95,423
   State franchise taxes                           -                   16,500         21,686      38,186
   Amortization of organization
costs                                              -                    7,911         10,548      18,459
   Amortization of financing
costs                                             1,600                14,400           -         16,000
   Interest (Note 2)                                250                 3,940           -          4,190
- --------------------------------------------------------------------------------------------------------------
        Total                                     1,850               250,034        265,509     517,393
- --------------------------------------------------------------------------------------------------------------
        Net income (loss)
           before provision for
           (recovery of) income
           taxes                                 (1,850)               92,514        237,087     327,751
Provision for (recovery of)
   income taxes:
        Federal income taxes -
   current                                         -                     -            88,000      88,000
        Federal income taxes -
   deferred                                        -                   14,000        (14,000)       -
        State and local income
           taxes - current                         -                   17,000         58,000      75,000
- --------------------------------------------------------------------------------------------------------------
           Net income (loss) for period         $(1,850)             $164,751        $61,514    $105,087
- --------------------------------------------------------------------------------------------------------------
           Net income per share                 $  -                    $.04          $.05
- --------------------------------------------------------------------------------------------------------------
Weighted average common
   shares outstanding                            425,000            1,682,534      2,125,000
- --------------------------------------------------------------------------------------------------------------

                         See accompanying summary of accounting policies and notes to financial statements.


                        PRODUCTIVITY TECHNOLOGIES CORP.
                    (A corporation in the development stage)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Retained
                                                                                                        earnings
                                                                                                        (deficit)
                                           Common stock           Preferred stock                       accumulated
                                     ---------------------     ---------------------     Additional     during the        Total
                                     Number                    Number                    paid-in        development    stockholders'
                                     of shares    Amount       of shares     Amount      capital        stage             equity
- -----------------------------------------------------------------------------------------------------------------------------------

Balances, June 25, 1993                 -         $  -           -            $ -        $     -        $  -            $     -
Original issuance of common stock    425,000          425        -              -            24,575        -                25,000
Net loss for the period                 -            -           -              -              -          (1,850)           (1,850)
- -----------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1994             425,000          425        -              -            24,575       (1,850)           23,150
Sale of 1,700,000 units, net
   of underwriting discounts
   and offering expenses           1,360,001        1,360        -              -         7,327,166         -            7,328,526
Net income for the year                 -            -           -              -              -          61,514            61,514
Accretion of conversion value
   of common stock                      -            -           -              -              -         (64,478)          (64,478)
- -----------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1995           1,785,001        1,785        -              -         7,351,741       (4,814)        7,348,712
Net income for the year                 -            -           -              -              -         105,087           105,087
Accretion of conversion value
   of mon stock                         -            -           -              -              -         (97,187)          (97,187)
- -----------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1996           1,785,001       $1,785        -            $ -        $7,351,741      $ 3,086        $7,356,612
- -----------------------------------------------------------------------------------------------------------------------------------
                                               See accompanying summary of accounting policies and notes to financial statements.


                         PRODUCTIVITY TECHNOLOGIES CORP.
                    (A corporation in the development stage)

                            STATEMENTS OF CASH FLOWS

                                                       Period                                         Period
                                                       June 25, 1993     Year ended March 31,         June 25, 1993
                                                       (inception) to    --------------------         (inception) to
                                                       March 31, 1994    1995          1996           March 31, 1996
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                   $(1,850)          $ 61,514      $105,087       $ 164,751
- ----------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Amortization of financing costs                   1,600             14,400          -             16,000
       Amortization of organization costs                 -                 7,911        10,548          18,459
       Deferred income taxes                              -                14,000       (14,000)           -
   Change in assets and liabilities:
     Increase in prepayments                              -                  -          (12,737)        (12,737)
     Increase in accrued expenses and taxes                250             31,169       213,304         244,723
- ----------------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                1,850             67,480       197,115         266,445
- ----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating                    -               128,994       302,202         431,196
        activities
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  U.S. Government securities deposited in Trust
     Fund and accrued interest thereon                    -            (8,584,551)     (486,177)     (9,070,728)
   Deferred acquisition costs                             -                  -         (213,067)       (213,067)
   Short-term investments and accrued interest thereon    -              (446,293)      366,548         (79,745)
- ----------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities             -            (9,030,844)     (332,696)     (9,363,540)
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from sale of shares to founding
    Stockholders                                        25,000               -             -             25,000
  Proceeds from notes payable                          150,000               -             -            150,000
  Proceeds from public offering of units, net             -             8,980,100          -          8,980,100
  Repayment of notes payable                              -              (150,000)         -           (150,000)
  Deferred registration costs                          (25,000)            25,000          -               -
  Deferred financing costs                             (16,000)              -             -            (16,000)
  Organization costs                                      -               (52,738)         -            (52,738)

- ----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities:     134,000          8,802,362          -          8,936,362
- ----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   134,000            (99,488)      (30,494)          4,018
Cash and cash equivalents, beginning of period            -               134,000        34,512            -
- ----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $134,000          $  34,512      $  4,018      $    4,018
- ----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
   Cash paid during the period for:
     Interest                                         $   -             $   4,190      $  -          $    4,190
     Income taxes                                         -                  -           123,335        123,335
- -----------------------------------------------------------------------------------------------------------------------------------

                                          See accompanying summary of accounting policies and notes to financial statements.


                         PRODUCTIVITY TECHNOLOGIES CORP.
                    (A corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS


Income Taxes              Productivity Technologies Corp., formerly Production
                          Systems Acquisition Corp. (the "Company"),  follows
                          Statement of Financial Accounting Standards No. 109
                          ("FAS No. 109"), "Accounting for Income Taxes". FAS
                          No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns ("temporary differences"). Temporary differences resulted from the Company using the cash basis for Federal income tax purposes through March 31, 1995.

Organization Costs        Organization costs are amortized over 60 months.

Net Income (Loss)         Net income (loss) per common share is computed on the
Per Share                 basis of the weighted average number of common shares
                          outstanding during the period, including common stock equivalents (unless anti-dilutive), which would arise from the exercise of stock warrants.

Cash Equivalents          For purposes of the statements of cash flows, the
                          Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments    Short-term investments represent U.S. Treasury Bills
                          with maturities of six months or less. Cost approximates market.

Trust Fund                U.S. Government securities deposited in Trust Fund
                          represents U.S. Treasury Bills with maturities of six months or less. Cost approximates market.

Use of Estimates          The preparation of financial statements in conformity
                          with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                         PRODUCTIVITY TECHNOLOGIES CORP.
                    (A corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS


1.   Organization and       The Company was incorporated in Delaware on June 25,
     Business Operations    1993 with the objective of acquiring an operating
                            business engaged in the production systems industry and selected March 31 as its fiscal year-end. On
                            May 21, 1996, the Company's stockholders approved a merger agreementnwith Atlas Technologies, Inc (see
                            Note 6) and approved changing the name of the Company from Production Systems Acquisition
                            Corporation to Productivity Technologies Corp. On
                            May 17, 1996, the Company's directors approved the change of the Company's fiscal year-end to June 30.

                            The Company's founding stockholders ("Initial Stockholders") purchased 625,000 common shares, $.001 par value, for $25,000. During June 1994, 200,000 shares were returned to the Company, for no consideration, by the Initial Stockholders which reduced the common stock outstanding to 425,000 shares and adjusted the Initial Stockholders' percentage ownership to 20% of the common stock expected to be outstanding after the Company's initial public offering ("Offering") (Note 2). This return of shares has been retroactively reflected in the financial statements.

                            The registration statement for the Offering was effective June 24, 1994. The Company consummated the Offering on July 5, 1994 and raised net proceeds of $8,980,100 (Note 2). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering were intended to be generally applied toward an operating business engaged in the production systems industry ("Business Combination"). Upon the closing of the Offering, $8,262,000 was placed in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of a Business Combination (see Note 6) or (ii) liquidation of the Company. The Trust Fund indenture limits investments to U.S. Government securities with maturities of 180 days or less. The remaining proceeds have been used to pay for business, legal and accounting due diligence on prospective acquisitions, and continuing general and administrative expenses in addition to other expenses.

                         PRODUCTIVITY TECHNOLOGIES CORP.
                    (A corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS



     With respect to the first Business Combination which was approved and consummated (see Note 6), any Public Stockholder (all stockholders other than the Initial Stockholders) who voted against the Business Combination could have demanded that the Company convert his shares into cash. The per share conversion price would have been equal to the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares held by Public Stockholders. The Company would not have consummated a Business Combination if 20% or more in interest of the Public Stockholders had exercised their conversion rights. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders could have had their shares converted to cash. Such Public Stockholders could have been entitled to receive their per share interest in the Trust Fund computed without regard to shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund) was classified as common stock subject to possible conversion in the accompanying balance sheet at the conversion value. With respect to the acquisition discussed in Note 6, no stockholders demanded such conversion.

     The Company's Certificate of Incorporation provided for mandatory liquidation of the Company, without stockholder approval, in the event that the Company did not consummate a Business Combination within 24 months from the consummation of the Offering (July 5, 1996). Since a Business Combination was consummated on May 23, 1996, such provisions are no longer applicable.


                         PRODUCTIVITY TECHNOLOGIES CORP.
                    (A corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS


2.   Public Offering           On July 5, 1994, the Company consummated its
                               Offering of 1,700,000 units ("Units"). Each Unit consisted of one share of the Company's common stock, $.001 par value, and two Redeemable Common
                               Stock Purchase Warrants ("Warrants"). Each
                               Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 during the period commencing on the later of one year from the effective date of the Offering or the consummation of a Business
                               Combination and ending seven years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice at any time, only in the event of the common stock is at least $8.50 per share for 20 consecutive trading days ending on the third day prior to date on which notice of redemption is given.

                               The Company issued an aggregate of $150,000 of promissory notes to certain accredited investors. These notes bore interest at the rate of 10% per annum and were repaid on the consummation of the Company's Offering with accrued interest thereon of $4,190. In addition, the investor were issued 300,000 warrants (valued at a nominal amount) which are identical to the Warrants discussed above, except that they are not redeemable by the Company until 90 days after the consummation of a Business Combination.



    3.   Commitment            At March 31, 1996, the Company occupied office
                               space provided by a related company owned by certain stockholders who are senior executive officers of the Company. Such related company had agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The
                               Company has been paying $5,000 per month for such services commencing on the effective date of the Offering up to consummation of the acquisition described in Note 6.

    4.   Preferred Stock       The Company is authorized to issue 1,000,000
                               shares of preferred stock ($.001 par value) with such designations, voting and other rights and preferences as may bevdetermined from time to time by the Board of Directors.


                         PRODUCTIVITY TECHNOLOGIES CORP.
                    (A corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS


5.   Common Stock           Common Stock At March 31, 1996, 4,210,000 shares of
                            common stock were reserved for issuance upon exercise of the Warrants and the securities underlying a purchase option granted to the underwriter of the Offering.


6.   Acquisition of Atlas   On May 23, 1996, the Company acquired all of the
                            outstanding stock of Atlas Technologies, Inc.
                            ("Atlas") (a manufacturer of automation equipment for use with metal stamping presses) for approximately $7,120,000 in cash to be adjusted, as defined. Costs relating to this acquisition, primarily professional fees (expected to approximate
                            $400,000) aggregated $213,067 as of March 31, 1996
                            and have been deferred. The acquisition was funded with proceeds from the maturity of U.S. Government securities that had been maintained in a trust fund from the date of the Offering. For financial reporting purposes, the transaction will be accounted for under the purchase method. Concurrent with the acquisition, the Company guaranteed
                            $500,000 of Atlas' bank borrowings. This guarantee decreases to $150,000 on December 1, 1996 and terminates May 31, 1997.





                             ATLAS TECHNOLOGIES, INC
                                 BALANCE SHEET

                                                     March 31, 1996
                                                    ---------------
ASSETS                                              (Unaudited)
Current assets:
    Cash                                             $   155,316
    Contract receivables                               5,776,993
    Notes receivable                                     516,192
    Officer note receivable                               15,600
    Costs and estimated earnings
      in excess of billings
      on uncompleted contracts                         6,327,745
    Inventories                                          991,988
    Prepaid expenses                                      28,310
    Deferred taxes - current                             269,000
                                                      ----------
                                                      14,081,144
                                                      ----------

Property, plant, and equipment:
    Land                                                  77,200
    Buildings and improvements                         1,945,123
    Machinery and equipment                            4,973,586
    Transportation equipment                              99,117
    Accumulated depreciation                          (4,501,160)
                                                      ----------
                                                       2,593,866
                                                      ----------

Other assets:
    Deferred taxes - noncurrent                          187,000
    Noncompetition agreement, net of accumulated
      amortization                                       232,333
    Officer notes receivable, net of current portion     123,362
    Other assets                                          40,000
                                                      ----------
                                                         582,695
                                                      ----------
                                                     $17,257,705
                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Account payable                                  $ 2,531,168
    Line of credit                                     4,990,852
    Accrued expenses and other                         1,606,934
    Accrued taxes                                         99,851
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                  905,435
    Stock redemption payable                             700,000
    Current portion of long-term debt                  1,808,846
                                                      ----------
                                                      12,643,086
                                                      ----------

Long-term debt, net of current portion                 1,063,806
                                                      ----------

Commitments
                                                             -

Stockholders' equity:
    Common stock ($1 par value, authorized 50,000 shares,
      25,683 issued and outstanding)                      25,683
    Paid in capital                                       73,465
    Retained earnings                                  3,451,665
                                                      ----------
                                                       3,550,813
                                                      ----------
                                                     $17,257,705
                                                      ==========

                            See selected information.
                                    Page F-12

                            ATLAS TECHNOLOGIES, INC
                              STATEMENTS OF INCOME



                                                                           Nine months ended March 31,
                                                                      1996                          1995
                                                                  (Unaudited)                    (Unaudited)
Net sales
                                                                   $25,841,050                   $21,027,428

                                                                    ----------                    ----------

    Cost of sales                                                   17,862,970                    15,374,582
    Selling, general, and administrative
      expenses                                                       4,935,291                     3,800,913
    Management bonuses                                               1,602,530                             -
                                                                    ----------                    ----------

                                                                    24,400,791                    19,175,495
                                                                    ----------                    ----------

                                                                     1,440,259                     1,851,933
                                                                    ----------                    ----------
Other income (expense):
    Interest income                                                     32,036                         2,232
    Interest expense                                                  (410,910)                     (462,352)
    Gain on disposal of assets                                          35,474                       308,565
    Miscellaneous                                                       20,273                        68,812
                                                                    ----------                    ----------

                                                                      (323,127)                      (82,743)
                                                                    ----------                    ----------

Net income before income taxes                                       1,117,132                     1,769,190

Income taxes                                                           379,200                       370,630
                                                                    ----------                    ----------

Net income                                                            $737,932                    $1,398,560
                                                                    ==========                     =========

Net income per share of common stock                                    $28.73                        $45.36
                                                                    ==========                     =========

Weighted average common shares                                          25,683                        30,830
                                                                    ==========                     =========


                           See selected information.
                                    Page F-13

                            ATLAS TECHNOLOGIES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                   Common Stock                                   Total
                                               Number of              Paid-in     Retained     Stockholders'
                                               Shares      Amount     Capital     Earnings       Equity
                                               -------    -------     -------     ---------    ------------

Balance at June 30, 1995 ....................  25,683     $25,683     $73,465    $3,413,733    $3,512,881

Stock redemption ............................     --         --         --         (700,000)     (700,000)

Net income for the period ...................     --         --         --          737,932       737,932
                                               -------    -------      ------     ---------     ---------

Balance at March 31, 1996 (Unaudited) .......  25,683     $25,683     $73,465    $3,451,665    $3,550,813
                                               ======      ======      ======     =========     =========


                            See selected information.
                                    Page F-14

                             ATLAS TECHNOLOGIES, INC
                             STATEMENTS OF CASH FLOWS


                                                                                            Nine months ended March 31,
                                                                                          1996                      1995
                                                                                      (Unaudited)               (Unaudited)


Cash flows from operating activities:
    Net income                                                                        $  737,932                 $1,398,560
    Adjustments to reconcile net income to
      net cash provided by operating activities
      Depreciation and amortization                                                      293,715                    264,587
      Gain on sale of property & equipment                                                  -                       (28,565)
      Increase in contract receivables, inventories, prepaids and other               (1,822,274)                (2,136,456)
      Increase in accounts payable, accrued
        expenses, and other                                                              424,599                    418,009
      Costs and estimated earnings in excess of billings
        on uncompleted contracts; and billings in excess of
        costs and estimated earnings on uncompleted contracts                         (1,036,333)                (1,311,040)
                                                                                       ---------                  ---------

Net cash used in operating activities                                                 (1,402,361)                (1,394,905)
                                                                                       ---------                  ---------

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment                                       -                       132,142
  Expenditures for property, plant, and equipment                                       (357,612)                  (348,680)
  Issuance of notes receivable                                                           (47,793)                   (88,326)
                                                                                       ---------                  ---------

Net cash used in investing activities                                                   (405,405)                  (304,864)
                                                                                       ---------                  ---------

Cash flow from financing activities:
  Proceeds from issuance of long-term debt                                                  -                       110,000
  Net borrowing on line of credit                                                      2,381,914                  2,278,970
  Purchase of common stock                                                                  -                      (196,000)
  Payment of debt                                                                       (436,085)                  (569,188)
                                                                                       ---------                  ---------

Net cash provided by financing activities                                              1,945,829                  1,623,782
                                                                                       ---------                  ---------

Net increase (decrease) in cash                                                          138,063                   (75,987)

Cash, Beginning of period                                                                 17,253                     93,084
                                                                                       ---------                  ---------

Cash, End of period                                                                     $155,316                    $17,097
                                                                                         =======                     ======


                            See selected information.
                                    Page F-15

                            ATLAS TECHNOLOGIES, INC.
              SELECTED INFORMATION - Substantially all Disclosures
      Required by Generally Accepted Accounting Principles Are Not Included
                                 MARCH 31, 1996


1.       General

         On December 18, 1995, the majority stockholders of Atlas Technologies, Inc. (Atlas) entered into a definitive Merger agreement with Production Systems Acquisition Corporation (PSAC). PSAC is a Specified Purpose Acquisition Company(R) (SPAC(R)) formed to acquire or merge with an operating business in the production systems industry. Under the merger agreement, a newly formed wholly owned subsidiary of PSAC will be merged with and into Atlas , so that Atlas will become a wholly owned subsidiary of PSAC. Each share of the outstanding stock of Atlas at the date of the merger will be entitled to receive its prorata portion of the $7,000,000 merger consideration to be paid by PSAC.

         The accompanying financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. A commitment to the former stockholders has been recorded in the period ended
March 31, 1996. This commitment is discussed in Note 5. The remaining adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the year ended June 30, 1995. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.

2.       Officer note receivable

At the effective date of the merger, this note will become due and will be paid to the corporation in full.

3.   Inventories

         Inventories at June 30, 1995, and March 31, 1996, are stated at lower of cost (first-in, first-out) or market and include primarily raw materials and parts.

4.   Line of credit and long-term debt

         At the effective date of the merger, certain items included in current portion of long-term debt that are secured by company stock will be paid in full or refinanced with new debt at the Company's lending institution.

5.       Commitments and Stock Redemption

         As discussed in Note 1, terms of the merger require the stockholders of Atlas to receive from PSAC $7,000,000 in consideration for their shares of the outstanding stock of Atlas prior to the date of the merger, with additional consideration to be paid in the amount of $10,000 per week for each week the closing date is beyond March 1, 1996. The agreement also requires an equity adjustment of the merged subsidiary (Atlas). Upon approval of the merger, a contingent liability of $700,000 has been defined and will be paid to a former stockholder as part of the stockholder's redemption agreement. Other payments and contributions will be made to current executives of the company and the Employee Stock Ownership Plan. The effect of these payments is to reduce the net income of the company reported in these financial statements for the period ended December 31, 1995. In the event the equity of Atlas at the effective date is below $3,196,064, the merger consideration of $7,000,000 will be reduced.



                            ATLAS TECHNOLOGIES, INC.
              SELECTED INFORMATION - Substantially all Disclosures
      Required by Generally Accepted Accounting Principles Are Not Included
                                 MARCH 31, 1996



5.       Commitments and Stock Redemption - (continued)

         PSAC has also agreed to retain the two majority stockholders, Ronald M. Prime and Michael D. Austin, under employment agreements pursuant to which they will serve as Chief Executive Officer and President of Atlas, respectively. These agreements will be identical except that the term of Mr. Prime's agreement will terminate on December 31, 1998, and that of Mr. Austin will terminate on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of Atlas. The agreements require a bonus payment to be made to the shareholders in the amount of $100,000 each upon signing of the agreement. Annual compensation (salary) will be $190,000, subject to cost of living increases after December 31, 1996. The agreements also require additional annual bonuses to the executives if certain operating results are achieved.

6.       Subsequent event

On May 23, 1996, PSAC acquired all the shares of Atlas under the merger agreement discussed in Note 1 above.





              PRODUCTION SYSTEMS ACQUISITION CORPORATION ("PSAC")
                     AND ATLAS TECHNOLOGIES, INC. ("ATLAS")
             UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited pro forma consolidated balance sheet as of March 31, 1996 and the unaudited pro forma consolidated statements of operations for the year ended June 30, 1995 and nine months ended March 31, 1996 include the accounts of PSAC and Atlas for the respective periods. The unaudited pro forma financial statements have been prepared to illustrate the estimated effects of the merger of PSAC and Atlas ("Merger"). The Merger is accounted for as an acquisition of the common stock by PSAC under the purchase method of accounting. The pro forma financial statements were derived by adjusting the historical financial statements of PSAC and Atlas for certain transactions pursuant to the Merger described in the notes to the unaudited pro forma consolidated financial statements.

         The unaudited pro forma consolidated balance sheet was prepared as if the Merger had occurred on March 31, 1996. The unaudited pro forma consolidated statements of operations for the year ended June 30, 1995 and nine months ended March 31, 1996 were prepared as if the Merger had occurred on July 1, 1994. The pro forma financial data does not purport to be indicative of the results which actually could have been obtained had such transactions been completed as of the assumed dates or which may be obtained in the future. The pro forma statements of operations conform to Atlas' fiscal year since the operations of the combined companies will primarily be those of Atlas. This presentation, considered a more accurate reflection of results, would not be materially different if PSAC's fiscal year end of March 31 were the basis of presentation.

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                     Pro Forma Adjustments
                                                                                -----------------------------------    Pro Forma
                                                         PSAC          Atlas               Debit           Credit    consolidated(1)
                                                                   (in thousands, except per share and share amounts)

Nine months ended March 31, 1996
Net sales....................................            $  --         $  25,841            $     --         $    --      $ 25,841
Operating expenses:
   Cost of sales.............................               --            17,863                  --              --        17,863
   Selling, general and                                                                          149(2)           --
         administrative expenses.............              210             4,935                 144(3)          279(5)      5,159
Management bonuses...........................               --             1,602                 813(4)        1,602(5)        813
- ----------------------------------------------------------------------- -----------------------------------------------------------
Operating income (loss)......................             (210)            1,441               1,106           1,881         2,006
Other income (expense):
   Interest income...........................              372                32                 329(6)           --            75
   Interest expense..........................               --              (411)                 --              --          (411)
   Gain on disposal of assets................               --                35                  --              --            35
   Miscellaneous income......................               --                20                  --              --            20
- -----------------------------------------------------------------------------------------------------------------------------------
Income before income tax
   provision.................................              162             1,117               1,435           1,881         1,725
Income tax provision.........................               96               379                 252(7)           --           727
- -----------------------------------------------------------------------------------------------------------------------------------
Net income...................................           $   66          $    738            $  1,687           1,881     $     998
- -----------------------------------------------------------------------------------------------------------------------------------
Per share of common stock:
   Income....................................           $ 0.03                                                           $    0.47
- -----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of
   shares of common stock....................        2,125,000                                                           2,125,000
- -----------------------------------------------------------------------------------------------------------------------------------

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                     Pro Forma Adjustments
                                                                                  ---------------------------          Pro Forma
                                                      PSAC           Atlas            Debit           Credit         consolidated(1)
                                                                           (in thousands, except per share and share amounts)

Year ended June 30, 1995
Net sales....................................         $   --         $ 29,078         $   --          $   --         $  29,078
Operating expenses:
   Cost of sales.............................             --           21,034             --              --            21,034
   Selling, general and administrative                                                   198(2)
      expenses...............................            277            5,119            192(3)           --             5,786
Management bonuses...........................             --               --            566(4)           --               566
- ----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)......................           (277)           2,925            956              --             1,692
Other income (expense):
   Interest income...........................            474               33            407(6)           --               100
   Interest expense..........................             --             (645)            --              --              (645)
   Gain on disposal of assets................             --              308             --              --               308
   Miscellaneous income......................             --               64             --              --                64
- ---------------------------------------------------------------------------------------------------------------------------------
Income before income tax
   provision.................................            197            2,685          1,363              --             1,519
Income tax provision.........................             67              465            125(7)           --               657
- ---------------------------------------------------------------------------------------------------------------------------------
Net income...................................        $   130         $  2,220         $1,488              --           $   862
- ---------------------------------------------------------------------------------------------------------------------------------
Per share of common stock:
   Income....................................        $  0.06                                                           $  0.41
- -----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of
   shares of common stock....................         2,125,000                                                      2,125,000
- ----------------------------------------------------------------------------------------------------------------------------------

       NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(1) The unaudited pro forma consolidated statements of operations are presented assuming that no PSAC stockholders will request conversion of their shares. No such requests were made.

(2) The purchase price, which includes cash paid for the Atlas shares ($7,120,000), and certain transaction expenses (approximately $400,000), will exceed the book value of Atlas' stockholders equity by approximately $4,567,000 against which a $598,000 deferred tax liability will be provided. This excess is allocated $1,496,000 to property, plant and equipment (based on a recent appraisal) and $3,071,000 to goodwill. Additional depreciation on property, plant and equipment based on a 20-year life, and amortization of goodwill based on a 25-year life aggregating $198,000 has been charged to operations for the year ended June 30, 1995 and $149,000 for the nine months ended March 31, 1996.

(3) Represents annual salaries to officers and directors of PSAC ($252,000) net of annual savings of $60,000 on PSAC occupancy expense. Such payments would have been incurred had the transaction been consummated on July 1, 1994.

(4) Represents pro forma amounts payable to Atlas senior management under new employment agreements after the Merger (based on Atlas operating income, as adjusted) in the amounts of $813,000 and $566,000 for the nine months ended March 31, 1996 and year ended June 30, 1995, respectively. Such payments would have been incurred had the transaction been consummated on July 1, 1994.



(5) Represents elimination of management bonuses ($1,602,000) and professional fees ($279,000) incurred by Atlas aggregating $1,881,000. These amounts would not have been incurred in the normal course of business had it not been stated that the Merger Agreement contemplates that the net worth of Atlas equal $3,196,084 at the date of consummation of the Merger.

(6) Represents the elimination of interest income on the portion of PSAC's investment in a U.S. government security deposited in the Trust Fund, which will be liquidated upon consummation of the Merger.

(7) Represents consolidated income tax provision at an effective rate of 40% on taxable income after adding back non-deductible amortization of goodwill of $92,000 and $123,000 for the nine months ended March 31, 1996 and year ended June 30, 1995, respectively.


                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1996
                                 (in thousands)


                                                                                                                        Pro forma
                                                     PSAC           Atlas             Pro Forma Adjustments         consolidated (1)
                                                     ----           -----     ------------------------------------  ----------------
                                                                                       Debit           Credit
Assets
Current assets:
  Cash and cash equivalents..................       $    4          $ 155           $  9,071(2)       $  337(3)          $2,168
                                                                                         395(7)        7,120(4)
  Short term investments and accrued
  interest thereon...........................           80             --                 --              --                 80
  U.S. Government security deposited in
  Trust Fund and accrued interest
  thereon....................................        9,071             --                 --           9,071(2)              --
  Contracts and notes receivable.............           --          6,309                 --             272(7)           6,037
  Costs and estimated earnings in excess
  of billings on uncompleted contracts.......           --          6,328                 --              --              6,328
  Inventories                                           --            992                 --              --                992
  Prepaid expenses...........................           13             28                 --              --                 41
  Deferred acquisition costs.................          213             --                 --             213(3)              --
  Deferred taxes.............................           --            269                 --              --                269
- ----------------------------------------------------------------------------------------------------------------------------------
         Total current assets................        9,381         14,081              9,466          17,013             15,915
- ----------------------------------------------------------------------------------------------------------------------------------
         Property, plant and equipment, net..           --          2,594                400(3)           --              4,090
                                                                                       1,096(4)           --
Goodwill.....................................           --             --              3,071(4)           --              3,071
Deferred taxes...............................           --            187                 --              --                187
Other assets.................................           34            396                 --             123(7)             307
- ----------------------------------------------------------------------------------------------------------------------------------
         Total assets........................       $9,415        $17,258            $14,033         $17,136            $23,570
==================================================================================================================================

Liabilities and stockholders' equity:
Current liabilities:
  Accounts payable, accrued expenses
  and income taxes payable...................       $  245         $4,238               150(3)             --              $4,333
  Line of credit.............................           --          4,991                --       2,148(6)               7,139
  Billings in excess of costs and
  estimated earnings on uncompleted
  contracts..................................           --            905                --             --                 905
  Stock redemption payable...................           --            700               700(6)             --                 --
  Current maturities of long-term debt.......           --          1,809             1,448(6)             --                 361
- ---------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities...........          245         12,643             2,298           2,148             12,738
- ---------------------------------------------------------------------------------------------------------------------------------
         Long-term debt, net of current portion         --          1,064                --             --               1,064
         Deferred income taxes...............           --             --                --           598(4)               598
- ---------------------------------------------------------------------------------------------------------------------------------
         Total liabilities...................           245        13,707             2,298           2,746             14,400
=================================================================================================================================
         Common stock subject to possible
conversion...................................         1,813            --             1,813(5)           --                 --
- ---------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common Stock...............................             2              26              26(4)           --                  2
  Additional paid-in capital.................         7,352              73              73(4)        1,813(5)           9,165
  Retained earnings..........................             3           3,452           3,452(4)           --                  3
- ----------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity..........         7,357           3,551           3,551           1,813              9,170
- ----------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and
         stockholders' equity................        $9,415         $17,258          $7,662          $4,559            $23,570
==================================================================================================================================


             NOTES TO UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

(1) The unaudited pro forma consolidated balance sheet is presented assuming that no PSAC stockholders request conversion of their shares. No such requests were made.

(2) Represents the release of restricted cash from the Trust Fund as a result of the Merger.

(3) Represents PSAC's estimated expenses ($400,000) to be incurred in connection with the Merger: brokers' fee ($180,000) and other professional fees ($220,000), allocated to plant, property and equipment.

(4) Represents the payment for the Atlas shares ($7,120,000), elimination of Atlas' capital accounts, allocation of the excess of the purchase price over Atlas' stockholders' equity at December 31, 1995 to property, plant and equipment based on a recent appraisal of fixed assets ($1,096,000) and goodwill ($3,071,000) and accounting for the deferred tax liabilities ($598,000) at an assumed 40% tax rate on the temporary differences arising from the excess purchase price allocated to property, plant and equipment. The carrying value of the remaining assets and liabilities of Atlas approximate fair value.

(5) Represents the reclassification of common stock subject to possible conversion since the unaudited pro forma consolidated balance sheet contemplates that no PSAC stockholders will request conversion of their shares.

(6) Represents payment of debts due to a former stockholder of Atlas upon consummation of the Merger ($1,448,000) and stock redemption due to such former stockholder ($700,000).

(7)      Receipt of notes receivable ($395,000) repaid at closing.


                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned herewith duly authorized.

June 28, 1996                           PRODUCTIVITY TECHNOLOGIES CORP.


                                         By:  /s/  Samuel N. Seidman
                                              Samuel N. Seidman
                                              President

                  Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



 /s/  Ray J. Friant, Jr.          Chairman of the Board          June 28, 1996
- ------------------------------
Ray J. Friant, Jr.



 /s/  Samuel N. Seidman           Chief Executive Officer,       June 28, 1996
- -----------------------------     President and Director
Samuel N. Seidman



/s/  Joseph K. Linman             Vice President and Director    June 28, 1996
- -----------------------------
Joseph K. Linman



 /s/  John S. Strance             Vice President and Director    June 28, 1996
- -----------------------------
John S. Strance



 /s/  Jesse A. Levine             Vice President, Secretary,     June 28, 1996
- -----------------------------     Treasurer and Director and
Jesse A. Levine                   Chief Financial Officer



/s/  Alan H. Foster               Director                       June 28, 1996
- -----------------------------
Alan H. Foster



/s/  Alan I. Goldman              Director                       June 28, 1996
- -----------------------------
Alan I. Goldman

                                  EXHIBIT INDEX


Exhibit No.      Description                                           Page No.
- -----------      -----------                                           --------

 4.5             1996 Performance Equity Plan of the Company               44

10.7             Employment Agreement dated May 23, 1996
                 between Atlas Technologies, Inc. and Ronald M.
                 Prime                                                     55

10.8             Employment Agreement dated May 23, 1996
                 between Atlas Technologies, Inc. and Michael D.
                 Austin                                                    68

27               Financial Data Schedule                                   82