Form 10-K
period 1996-06-30
PRODUCTIVITY SYSTEMS ACQUISITION CORP
filed 1996-10-15
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


(Mark One)

[   ] ANNUAL  REPORT UNDER  SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE  ACT OF 1934 [FEE  REQUIRED]
      For the fiscal year ended ______________

 OR


[ X ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from April 1, 1996 to June 30, 1996

                         Commission file number 0-24212

                         PRODUCTIVITY TECHNOLOGIES CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     13-3764753
-------------------------------            -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                  520 Madison Avenue, New York, New York 10022
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 843-1480

    Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

Redeemable Common Stock Purchase Warrants   Units, each consisting of one share
-----------------------------------------   of Common Stock and two Redeemable
        (Title of class)                    Common Stock Purchase Warrants
                                            -----------------------------------
                                                     (Title of Class)

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

         As of October 9, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,140,000.

         As of October 9, 1996, there were 2,125,000 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                               PAGE 1 OF 50 PAGES
                            EXHIBIT INDEX -- PAGE 22

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

         Metal stamping involves setting pieces of flat sheet metal over a shaped die which is set in a press and then lowering a matching die onto the sheet metal to form it into the desired shape. The sheet metal pieces typically pass through several stamping press operations, each performing a different shaping function. Atlas' products stack cut sheet metal blanks for feeding into the presses, move components from one press station to another within a multistation transfer press or between presses within a tandem line of presses and facilitate the changing of dies on a press.

         In recent years, the increasing complexity and precision required in stamped metal components, such as automobile body and appliance parts, coupled with the large variety of such components necessary to meet consumer preferences, has required the manufacturers of such products to increase the flexibility and efficiency of the machinery used in their manufacture. The presses must accommodate rapid changes in production schedules and produce profitable batch runs of varying sizes. Equipment such as that made by Atlas is important to meet the needs of the manufacturers.

         Sales of Atlas products have principally been to two customer  segments
- automobile and automotive parts manufacturers, and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, air conditioning and ventilation (HVAC) equipment and aircraft. In Atlas' 1994, 1995 and 1996 fiscal years, the automotive segment accounted for approximately 82%, 79% and 86% of sales, respectively, and appliance manufacturers accounted for approximately 4%, 8% and 8%, respectively. For such fiscal years, sales by Atlas to General Motors Corporation represented 14%, 15% and 10%, respectively, sales to Chrysler Corporation represented 5%, 35% and 13%, respectively, and sales to The Ford Motor Company represented 25%, 4% and 11%, respectively, of total sales. Sales are predominantly in the United States and
--------
* "Specified Purpose Acquisition Company" and "SPAC" are registered service marks of GKN Securities Corp.

Canada but, in recent years, Atlas has targeted sales efforts in Mexico, Europe and Asia, which, for the 1994, 1995 and 1996 fiscal years, represented 10%, 10% and 12% of total sales in such years.

         Atlas uses three marketing channels: direct sales, accounting for the largest portion, with offices at its headquarters in Fenton, Michigan, Atlanta and Chicago; commissioned sales representatives; and original equipment manufacturers (OEMs) specializing in metal presses and related equipment. Order backlogs were approximately $13,300,000, $16,500,000 and $18,200,000 at June 30,
1994, 1995 and 1996, respectively.

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

Competition

         Atlas products are sold in specialized markets that have limited customers and few competitors. In many instances, Atlas products are procured through competitive bidding. Because of the capital cost and the need for skilled personnel, such as engineers, designers, mechanics and sales persons, entry into this industry is expensive and difficult to achieve and Atlas does not expect competition to increase significantly over present levels. Primary competitors of Atlas include Volvo AB, Herwo Die Changing, AB, Hirotec (Japan), Verson All Steel Press, a division of Allied Products Corp., HMS Products Co. and Aisaku (Japan). Each of these companies offers components which compete with certain components manufactured or sold by Atlas, but the Company believes that none offers as comprehensive a line as Atlas. A number of the competitors are well established with substantial financial resources, recognized brand names, customer loyalty and established market positions, strong engineering and distribution networks and comprehensive manufacturing capabilities.

Trademarks and Patents

         Atlas has an agreement to use components in the Flex 5000(R) transfer press that it manufacturers and sells that are based on patents owned by Mr. John Maher, an individual. The agreement grants Atlas an exclusive worldwide license to use the patents for a term equal to the life of the patents, including any extensions as a result of modifications to the patents. Currently, the patents registered with the United States Patent and Trademark Office expire on various dates between June 23, 2005 and June 21, 2007. Atlas is obligated to pay Mr. Maher a royalty based on a portion of the sales price of the Flex 5000(R) as it relates to the value of the patented components. For Atlas' fiscal years ended June 30, 1995 and 1996, Atlas expensed approximately $100,000 and $320,000, respectively, in license fees under this agreement. The agreement also provides that Mr. Maher is responsible for defending Atlas for any patent infringements. Atlas believes that the terms of the agreement are industry competitive.

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

         Michael D. Austin is currently the President of Atlas and has been the principal officer of Atlas, chiefly responsible for directing the sales of the company, for determining the overall product directions, managing product research and development, and managing the application engineering departments. From 1977 to 1996, Mr. Austin held various other management positions at Atlas, including Vice President of Operations, Sales Manager, and Controls Manager. From 1973 to 1977, Mr. Austin held various controls engineering and management positions at Fluid & Electric Control Co., including Chief Engineer.

         Neither Mr. Prime nor Mr. Austin performs any policy-making functions for the Company.

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

         Atlas is in the process of building a fourth facility on a new 10.9 acre site adjacent to its existing Fenton location. The new facility will initially provide approximately 51,000 square feet of manufacturing space and 8,000 square feet of office space, but will be capable of expanding at a later date to approximately 140,000 square feet of manufacturing and 25,000 square feet of office space. The new facility will have higher roofs and heavier cranes to facilitate manufacturing of larger equipment.

         The initial phase of the project is planned to be completed in February, 1997 and is expected to cost approximately $3,500,000, funded through Industrial Revenue Bonds. The consolidation and additional space are anticipated to increase overall office and manufacturing floor efficiencies.

         The principal executive office of Atlas is located at 201 South Alloy Drive, Fenton, Michigan 48430, and its telephone number is (810) 629-6663.


ITEM 3.  LEGAL PROCEEDINGS

         In 1996, Atlas and John Maher, the owner of the patent for the Flex 5000(R) licensed to Atlas, initiated an action against Orchid International Group Inc. ("Orchid") in the Federal Court of Canada, Trial Division, claiming infringement and wrongful sale, manufacture and use by Orchid of the inventions protected by such patent and seeking, among other relief, a declaration that the patents are valid and have been infringed by Orchid, injunctive relief and damages of at least $5,000,000 (Cdn). The defendant has not yet filed an answer to the complaint.

         In October 1996, a demand for arbitration was filed against Atlas by SWVA, Inc. for $15,400,000 damages alleged to result from a breach of contract and breach of warranty by Atlas with respect to certain equipment supplied by Atlas to the claimant. Atlas has not yet responded to the demand but believes that it is not responsible for the alleged defects. It also believes that, if repairs to the equipment (which had a purchase cost of approximately $1,300,000) are required to be made by it under its contract and warranty, such repairs can be made for less than $100,000. Prior to the institution of the arbitration, the parties were negotiating as to responsibility for payment of the repairs.

         Except for such matters, neither the Company nor Atlas is currently involved in any material legal proceedings.
                                                                        Page 5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a)     On May 21,  1996,  a Special  Meeting of the
Stockholders of the Company was held.

         (b) At the Special Meeting, the following persons were elected as directors of the Company to serve for the periods indicated:

                 (i) Class I Directors - to serve for terms expiring at the annual meeting of stockholders to be held during the 1997 fiscal year:
Messrs. Jesse A. Levine and Alan I. Goldman.

                 (ii) Class II Directors - to serve for terms expiring at the annual meeting of stockholders to be held during the 1998 fiscal year:
Messrs. Ray J. Friant, Jr. and John S. Strance.

                 (iii) Class III Directors - to serve for terms expiring at the annual meeting of stockholders to be held during the 1999 fiscal year:
Messrs. Samuel N. Seidman, Joseph K. Linman and Alan H. Foster.

         (c)     At  the  Special   Meeting,  the  following matters were acted
upon:

         Proposal 1 - to approve a Merger Agreement, dated December 18, 1995, providing for the merger of a wholly owned subsidiary of the Company with and into Atlas, with Atlas becoming a wholly owned subsidiary of the Company.

         Proposal 2 - to approve an amendment to the Certificate of Incorporation of the Company to change its name to Productivity Technologies Corp.

         Proposal 3 - to approve an amendment to the Certificate of Incorporation of the Company to provide for classification of its Board of Directors into three classes serving staggered terms as described above.

         Proposal 4 - to elect seven directors.

         Proposal  5 - to adopt  the 1996  Performance  Equity Plan.

         All of the matters presented to the meeting were adopted, with the number of votes for, votes against, abstentions and broker non-votes being as follows:

                    Votes       Votes                      Broker
                     For       Against    Abstentions     Non-Votes

Proposal 1     1,408,936       221,608         0           490,860

Proposal 2     1,929,796       181,608      10,000           --

Proposal 3     1,381,436       238,600      11,000         490,368

Proposal 5     1,807,796       281,108      32,500           --

          The nominees for election as directors (Proposal 4) received the following votes:

                                       For            Withheld

           Jesse A. Levine           1,973,459         147,945
           Alan I. Goldman           1,973,459         147,945
           Ray J. Friant, Jr.        1,973,459         147,945
           John S. Strance           1,973,459         147,945
           Samuel N. Seidman         1,973,459         147,945
           Joseph K. Linman          1,973,459         147,945
           Alan H. Foster            1,973,459         147,945

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

         Effective August 2, 1996, the Common Stock (Symbol: PRAC) and Warrants (Symbol: PRACW) were listed for trading on the Nasdaq SmallCap Market. Prior to that date, the Common Stock and Warrants were traded in the over-the-counter market and quoted on the OTC Bulletin Board. The Company's Units (Symbol: PRACU) are quoted on the OTC Bulletin Board.

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

                                               Units               Common Stock                 Warrants
                                         -----------------      -----------------         -------------------
                                          High       Low        High          Low          High          Low
                                          ----       ---        ----          ---          ----          ---
Year ended March 31, 1995:
   Second Quarter (beginning June 24,
     1994).............................   5 3/4      5 1/2      N/A           N/A           N/A           N/A
   Third Quarter.......................   5 3/4      5 1/8      4 1/4         4             7/8           3/4
   Fourth Quarter......................   5 1/2      5 1/2      4 1/4         4 1/4         7/8           5/8
Year ended March 31, 1996:
   First Quarter.......................   5 1/2      5 1/4      4 3/8         4 1/8         5/8           3/8
   Second Quarter .....................   5 1/4      5 1/4      4 11/16       4 3/8         9/16          3/8
   Third Quarter.......................   5 1/4      5 1/4      4 3/4         4 11/16       1/2           7/16
   Fourth Quarter......................   5 3/4      5 1/4      5             4 3/4        15/16          5/16
Quarter ended June 30, 1996............   9          5 3/4      6             4 5/8        1 5/8        1 3/16


         As of October 9, 1996, the Company had 9 holders of record of its Common Stock. The Company believes that there are in excess of 500 beneficial holders of the Company's Common Stock.

         The Company has not declared or paid any dividends on its Common Stock since its inception.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data have been derived from the Company's and its predecessor's consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as of June 30, 1996 and for the periods July 1, 1995 to May 23, 1996 and May 24, 1996 to June 30, 1996 and Dupuis & Ryden, independent certified public accountants, who audited the years ended June 30, 1995, 1994, 1993, and 1992. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                  (Dollars in thousands, except per share data)

Consolidated Statements of Operations Data

                                          The                                Predecessor
                                        Company     ---------------------------------------------------------------
                                      -----------    July 1
                                        May 24,       1995         Year         Year          Year          Year
                                          to           to         Ended        Ended         Ended         Ended
                                        June 30,     May 23,     June 30,     June 30,      June 30,      June 30,
                                         1996         1996         1995         1994          1993          1992
                                         ----         ----         ----         ----          ----          ----
Net sales                              $ 4,404       $31,598     $29,077      $21,186       $22,830       $18,949
Cost of sales                            3,029        21,773      21,034       16,320        16.774        13,910
Gross profit                             1,375         9,825       8,043        4,866         6,056         5,039
Selling, general and
administrative expenses                    729         6,007       5,119        4,872         4,663         4,293
Officers' bonuses                          197         2,1l7        --          ---           ---           ---
Income (loss) From operations              448         1,701       2,924          (6)         1,393           746
Net income (loss)                          204           762       2,219        (297)           884           493
Net income per share of
common stock                            $  .10
Weighted average common shares           2,125

Consolidated Balance Sheet Data

                                          The                            Predecessor
                                        Company
                                      -----------     --------------------------------------------------
                                        June 30,      June 30,      June 30,     June 30,      June 30,
                                          1996          1995          1994         1993          1992
                                       ---------      --------      --------     --------      --------
Current assets                          $18,690       $11,423        $8,850      $10,500       $10,210
Current liabilities                      13,642         8,321         7,246        8,287         8,475
Working capital                           5,048         3,102         1,604        2,213         1.735
Property, plant and equipment, net        4,240         2,517         2,595        2,580         2,063
Total assets                             26,023        14,550        11,774       13,417        12,916
Long-term debt, less current
maturities                                2,228         2,717         1,666        1,855         1,808
Total liabilities                        16,650        11,037         8,912       10,143        10,284
Stockholders' equity                      9,373         3,513         2,862        3,274         2,632


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      On May 23, 1996, the Company consummated its acquisition of Atlas and terminated the Trust Fund, utilizing its proceeds to pay the purchase price. Substantially all of the Company's working capital needs prior to that date were attributable to the identification, evaluation and selection of a suitable Target Business and the structuring, negotiation and consummation of a business combination with Atlas. During the year ended March 31, 1996, the Company incurred general, administrative and other expenses and taxes of approximately $398,000, which were associated primarily with its evaluation of Target Businesses. Since May 23, 1996, the Company has been a holding company with Atlas being its sole subsidiary and operating business.

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

      Historically, about 90% of the sales of Atlas have been to automotive, appliance and HVAC manufacturers. Recently automotive orders have substantially increased due to several large stamping operation upgrade programs being undertaken by, and resultant order increases from, several international automobile manufacturers. For Atlas' fiscal years 1994, 1995 and 1996, sales to customers in the automotive industry accounted for approximately 82%, 79% and 86%, respectively, of total sales. Consequently, the sales and profitability of Atlas will depend to a large extent on the economic conditions that affect the automotive industry, and to a lesser extent, the appliance industry, as well as general economic conditions in the United States, Mexico, Europe and Asia where the majority of its customers are located. Although Atlas is dependent on the automotive industry, Atlas believes that product standardization and design, and manufacture and sale of certain of its products such as quick die change machinery and flexible transfer presses should reduce the effect on Atlas of cyclicality within the automotive industry. Atlas further believes that because its equipment generally increases productivity and reduced per-unit production costs, there will be continuing demand for its products in down-turns in the economy and in industry groups to which it sells.

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

      Recently the sales of Atlas to customers in Mexico, Europe and Asia have increased and for the Atlas fiscal year ended June 30, 1995 and 1996 represented 10%, 10% and 12% of the sales of Atlas in such years. Foreign sales are subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariff and non-tariff barriers and changes in governmental policies including statutory and regulatory changes. Although there is little Atlas can do to protect itself against such risks, to the extent possible, Atlas' foreign sales are denominated in United States dollars to eliminate the risk of currency fluctuation, foreign sales may be guaranteed in part by the Foreign Credit Insurance Corporation, shipments are normally made FOB Michigan to reduce the risk of loss borne by Atlas during shipment and Atlas obtains foreign risk and credit insurance through the Export-Import Bank of the United States.

Results of Operations

      Effective May 23, 1996, the Company entered into a Merger Agreement with Atlas whereby Atlas became a wholly-owned subsidiary of the Company. The financial statements after that date are those of the new reporting entity and are not comparable to the pre-merger periods. However, for purposes of this discussion, fiscal year 1996 represents the period May 24 to June 30, 1996 (post merger) combined with the period July 1, 1995 to May 23, 1996 (pre-merger) and then compared to fiscal year 1995.

Fiscal Year 1996 compared to Fiscal Year 1995

      Net sales for the fiscal year ending June 30, 1996 were $36,002,861, an increase of 24% over net sales of $29,077,684 for fiscal year 1995. Sales increased in fiscal 1996 due largely to increased customer needs for costsaving and quality-enhancing tooling, as well as general growth in the auto industry. Gross profit for 1996 was $11,200,668, compared to 1995 gross profit of $8,043,402. Gross profit increased $3,157,266, or 39%, mainly due to higher volumes and improved product mix. Order backlogs at June 30, 1996 and 1995 were $18,200,000 and $16,078,000 respectively, an increase of 13% over the previous year.

      Cost of products sold for fiscal year 1996 was $24,802,193 compared to $21,034,282 for fiscal year 1995. The 18% increase in costs was lower than the related 24% increase in sales, resulting in an improved cost of sales of 68.9% in 1996, compared to 72.3% in 1995.

      For fiscal 1996, selling, general and administrative expenses (SG&A) were $6,736,106, compared to $5,118,720 for 1995, mainly due to the costs of administering increases in volume. Other material SG&A increases were due to an increase of $398,730 in legal and professional services, ESOP plan proposed termination, and increased tax and audit work. Selling expenses and commissions increased by $448,000 due to the higher volume of business and expenses related to increased business activity in Europe and Asia. In addition, royalties for the Flex 5000 product increased $221,050 due to increased sales in this product line.

      Officer bonuses to Ronald Prime and Michael Austin, executives and former owners of Atlas, amounted to $2,314,000 in fiscal 1996. Of this total, $753,000 was expensed subsequent to January 1, 1996, when the employment agreement between the Company and Messrs. Prime and Austin commenced. No bonuses were paid to Messrs. Prime and Austin in earlier years.
                                                                    Page 11

      Interest expense decreased to $570,182 in fiscal 1996 from $644,853 in 1995. The decrease was caused by reduced long-term debt and a reduction in the line of credit interest rate.

      Net income for fiscal 1996 was $967,428, compared to a 1995 net income of $2,219,974 (results for 1995 included a non-recurring gain of $308,565 from disposal of assets, and a $319,000 one time adjustment in tax credit valuation allowance), representing a net reduction of 56%. The reduction in net income was largely caused by $1,715,600 in non-recurring management bonuses and expenses, which were related to the merger of Atlas and PTC. Bonuses paid to management during the 1996 year reflect amounts retained by Atlas which were not paid in 1994 or 1995.

      A total of $3,370,818 of cash was used in operating activities during the fiscal year ended June 30, 1996, as compared to $2,193,804 of cash provided from operations during fiscal 1995. Major changes in cash flows from operating activities from the fiscal year ending June 30, 1995 to fiscal year ending June 30, 1996 include net income, which decreased from $2,219,974 in fiscal 1995 to $967,428 in fiscal 1996 due primarily to officers bonuses, growth in contract receivables of $3,565,732 during fiscal 1996, and an increase in costs and estimated earnings in excess of billings on uncompleted contracts, which grew $2,672,063 during fiscal 1996 to accommodate increases in order volumes. Net cash used in investing activities totaled $287,125 during fiscal 1996 as compared to $606,925 in fiscal 1995. Cash investing was higher in fiscal 1995 primarily due to advances by the Company to certain shareholders. Net cash provided by financing activities totaled $3,264,061 during fiscal 1996, largely comprising additional line of credit borrowings and proceeds from additional long-term debt borrowings. Net cash during fiscal 1996 increased $494,926 as cash provided by financing activities offset cash used by operations and investing activities.

Fiscal Year 1995 compared to Fiscal Year 1994

      Net sales for the fiscal year 1995 were $29,077,684, an increase of 37% over net sales of $21,186,245 for fiscal year 1994. Net income was $2,219,974, compared to a net loss of $297,887 in fiscal year 1994. The amount of order backlog at June 30, 1995 and 1994, was $16,078,000 and $13,298,000,
respectively, which represents an increase of 21%. The increase in net sales was the result of increased orders from major automobile manufacturers which are implementing programs of sheet metal press room automation. Overall, profitability for fiscal year 1995 was largely the result of Atlas being able to use previous engineering standards, and a reduction in engineering time to design and release orders and an improvement in the mix of principal products sold which encompassed an increase in multiple unit orders. The margin for fiscal year 1995 was approximately 28% compared to 23% in fiscal year 1994. The change in the engineering of certain of its products has resulted in Atlas being able to improve the quality, delivery time and manufacturing costs related to these products. During fiscal year 1995, Atlas established itself as the sole preferred supplier for quick die change products by the three major United States domestic automobile manufacturers. Atlas believes that this designation will result in an increase in the amount of orders from the automobile industry in the foreseeable future.

      In fiscal year 1995, Atlas recognized a gain of $308,000 on the sale of one of its older product lines and corporate airplane. The product line was sold to enable Atlas to concentrate its resources on certain of its core products that it believes have future growth potential. The inventory and engineering drawings related to this line were sold for an aggregate of $410,000, resulting in a profit of $280,000 and is reflected as a gain on disposal of an asset.

      Cost of products sold for fiscal year 1995 was $21,034,282 compared to $16,320,825 for fiscal year 1994. The 29% increase was the result of the increase in the overall amount of sales.

      Selling, general and administrative expenses for fiscal year 1995 were $5,118,720 compared to $4,871,820 for fiscal year 1994. The 5% increase was the result of an increase in sales during the period which caused an increase of $142,000 in sales representative commissions and an increase of $104,900 for other expenses and bad debt provision.
                                                                   Page 12

      Interest expense increased to $644,853 in fiscal year 1995 from $439,601 in fiscal year 1994. The increase was the result of an increase in the amount borrowed under the revolving line of credit from the NBD Bank, N.A. and the interest paid on a ten year note issued in connection with the redemption of stock of Atlas at the time of the retirement of a previous officer commencing November 1994. For the year ending June 30, 1995, the stock redemption by Atlas in November 1994 of shares owned by a former officer and director increased long-term debt and, therefore, reduced total stockholder's equity.

      A total of $1,099,529 of cash was provided by operating activities during the fiscal year ended 1994, which was approximately 50% of the level of cash provided by operations during fiscal 1995. Major changes in cash flows provided by operating activities from the fiscal year ending June 30, 1994 to fiscal year ending June 30, 1995 include net income, which increased from negative $297,887 in fiscal 1994 to $2,219,974 in fiscal 1995 and a decrease in contract receivables of $1,795,705 during fiscal 1995 compared to an increase of $1,411,635 in such receivables during fiscal 1994. In addition, costs and estimated earnings in excess of billings on uncompleted contracts decreased further in 1995 as compared to 1994, providing an additional $905,063 in cash. Accounts payable and accrued expenses increased by $1,111,639 during fiscal 1995, largely to accommodate Company growth, while the Company used $467,753 of cash to pay down accounts payable and accrued expenses during fiscal 1994. Net cash used in investing activities during fiscal 1995 and 1994 were similar, totaling $606,925 and $462,125, respectively. However, net cash used in financing activities increased in fiscal 1995 due largely to the Company's reduction of its line of credit during fiscal 1995. Company net decreases in cash in fiscal 1995 and 1994 were similar, at $75,831 and $103,139, respectively.

Liquidity and Capital Resources

      Atlas believes that its principal long-term capital requirement has been and is expected to continue to be the funding of capital expenditures to modernize, improve and expand its facilities and marketing efforts and financing day-to-day operations. In connection with the Company's acquisition of Atlas, Atlas paid an aggregate of $2,201,848.88 in connection with certain long term debt, covenants not to compete and contingent liabilities for former stockholders. This was partially funded out of a six-year term loan obtained in May 1996 from NBD Bank, N.A. in the amount of $1,500,000 which loan bears interest at the bank's prime rate plus one percent. The loan is secured by assets of Atlas and guaranteed by the Company in the amount of $500,000 until December 31, 1996 and $150,000 until May 31, 1997, when the guaranty terminates.

      The Company's working capital at June 30, 1996 was $5,047,991, versus working capital of $3,102,511 at June 30, 1995. The increase in working capital resulted primarily from an increase in consolidated post-transaction cash on hand, which resulted from the Company's escrowed funds in excess of the purchase price for Atlas.

      At June 30, 1996, Atlas had borrowings outstanding of $2,693,179 under various term loans, of which the current portion was $464,393, comprised of the following loans: (i) borrowings of $955,050 from NBD Bank, N.A. secured by the plant of Atlas with a payment due on February 2, 1998 of $805,560, which bears interest at the rate of 1.25% over the bank's prime rate; (ii) borrowings of $180,470 from NBD Bank, N.A. secured by the equipment of Atlas with a final payment due July 1998, which bears interest at the rate of 7.75%; and (iii) borrowings of $78,492 from Concord Commercial secured by the equipment of Atlas with a final payment due October, 1999, which bears interest at the rate of 8.7%. In May 1996, as part of the credit facility which Atlas entered into with NBD Bank, N.A., Atlas can borrow up to $550,000 to finance future acquisitions of equipment and facilities.

      In addition to the term loans, Atlas has entered into a revolving credit loan with NBD Bank, N.A. in the amount of $8,000,000. The amount that may be borrowed under this facility is limited to certain percentages of the domestic accounts receivable, raw materials and work in process of Atlas. At June 30, 1996, borrowings under this facility were $7,188,558. Borrowings under this credit facility bear interest at the adjustable rate of 3/4% over the bank's prime rate and are due on May 31, 1997. Atlas is reviewing with NBD Bank, N.A. the potential for utilizing the ExportImport Bank of the United States for the financing of foreign receivables and work in process. Atlas believes that, as a result of its revolving facility, its short term credit facilities are adequate to support its business operation at its current levels of sales.

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

      As discussed in Item 2--Properties, Atlas is presently constructing a new production facility with approximately 60,000 square feet of production and office space adjacent to its existing Fenton location, at an estimated cost of $3,500,000.

Contingencies

      The Company has received a demand for arbitration ("Demand") dated October 1, 1996 from a former customer who alleges, among other issues, a $15,400,000 claim for damages resulting from a breach of contract and breach of warranties related to the design and manufacture of certain industrial equipment. The Company believes the Demand is without merit and will vigorously defend its position. Further, with respect to the alleged damages, the total purchase amount on this contract was $1,360,000. The former customer has acknowledged receiving the Company's standard terms and conditions. These terms and conditions provide in pertinent part that the Company will not, in any event, be liable for any incidental or consequential damages, including loss of profits. Further, the Company warranty policy states that the buyer's sole remedy is limited to either repair or replacement of the equipment or defective parts, or, after negotiated settlement, return of the goods to seller. While the final outcome of the Demand cannot be determined at this early date in the proceedings, management believes that the final outcome will not have a material adverse effect on the Company's results of operations or its financial position.

Recent Accounting Standards

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company has adopted SFAS No. 121 and its implementation did not have a material effect on the financial statements of Atlas or the Company.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principals Board Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. The Company intends to adopt the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts assuming the fair value method was adopted. The Company will adopt this standard effective for its fiscal year ending June 30, 1997, as provided for under SFAS No. 123. The Company does not expect adoption of this standard will have a material effect on the financial statements of Atlas or the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial  Statements  of the  Company  as set forth on page F-1.




ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The current directors and executive officers of the Company are as follows:

                                    Director
Nominee                      Age     Since      Position

Ray J. Friant, Jr......       65      1993      Chairman of the Board
Samuel N. Seidman......       62      1993      President and Director
Joseph K. Linman.......       57      1993      Director and Vice President
John S. Strance........       71      1993      Director and Vice President
Jesse A. Levine........       29      1993      Director, Chief Financial
                                                Officer, Vice President,
                                                Secretary and Treasurer
Alan H. Foster.........       70      1993      Director
Alan I. Goldman........       59      1993      Director


     Ray J. Friant, Jr. has been Chairman of the Board of the Company since its inception. Since 1988, Mr. Friant has been Managing Director of Seidman, Friant, Levine Ltd., a crisis management company, where he currently specializes in corporate restructuring and reorganization. In this capacity, he has had management control, and has successfully restructured and/or stabilized the operations, of three public companies, CMI Corp., Mr. Gasket Co. and Advanced Semiconductor Materials International N.V. ("ASM"), which companies have manufacturing operations in road building equipment, automotive aftermarket products and semiconductor production equipment, respectively. In connection with his activities with Seidman, Friant, Levine Ltd., Mr. Friant presently serves as Chief Operating Officer of ASM's chemical vapor deposition businesses. Since 1982, Mr. Friant has also been President and Director of Friant Associates, Inc., specializing in corporate turnarounds. Mr. Friant was Group Vice President and General Manager of Gulf+Western Industrial Products Group
(IPG) from 1978 to 1982. IPG was a group of ten companies involved in electronic systems, electronic connectors, electronic components, electro-mechanical components, wire and cable, cutting tools and hardware manufacturing. From 1973 to 1978, as an employee of ITT Corp., Mr. Friant successfully reorganized several multi-million dollar subsidiaries. In addition, he had a number of special worldwide assignments involving ITT Corp. headquarters organization, resource allocation for product development, and management succession. At Western Union Corp. from 1969 to 1972, Mr. Friant developed and implemented the business of teleprocessing at a non-regulated subsidiary. From 1953 to 1969, Mr. Friant was employed by General Electric Co. ("GE"), where he was responsible for initiating GE's phased array radar business, for designing and implementing GE's Program Management System for managing large, complex military contracts and for the business turnaround of several unsuccessful organizations. Mr. Friant earned B.S. degrees in both Mechanical Engineering and Electrical Engineering from West Virginia University. He also graduated from General Electric's three-year graduate level Advanced Engineering program and General Electric Management School.

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


      Alan H. Foster has been a Director of the Company since its inception. Since 1986, he has been an Adjunct Professor of Finance and Corporate Strategy at the University of Michigan. In conjunction with the University of Michigan School of Engineering, Mr. Foster is engaged in the study of the future of "agile machines." Since 1978, Mr. Foster has been the principal of A.H. Foster & Company, a consulting firm which serves as a consultant in corporate finance to foreign governments and domestic and international clients. Currently, Mr. Foster is a director of Code-Alarm, Inc., a manufacturer of automobile security systems traded on the Nasdaq National Market. For the last 12 years, Mr. Foster has served numerous times as a court-appointed trustee in bankruptcy for both Chapter 7 and Chapter 11 cases. He was employed by the American Motors Corporation from 1963 to 1978, where he first served as Director, Financial Planning and Analysis and then as Vice President and Treasurer for the last ten of those years. From 1953 to 1963, Mr. Foster worked at Sylvania Electric Products in various capacities, including Manager, Corporate Planning and Control. Mr. Foster is the author of Practical Business Management, published in 1962. Mr. Foster earned a B.S.B.A. degree from Boston College and an M.B.A. degree from Harvard Business School.
                                                                   Page 17

     Alan I. Goldman has been a Director of the Company since its inception. Since 1985, Mr. Goldman has been self-employed as an investment banker and management consultant, specializing in mergers and acquisitions, private placements and business and organization consulting. From 1975 to 1985, Mr. Goldman was Senior Vice President, Finance and Chief Financial Officer of Management Assistance, Inc., a multi-national computer manufacturing, marketing and maintenance company and a purchaser and user of productions systems and components. From 1970 to 1974, Mr. Goldman was Vice President, Finance, Treasurer and Chief Financial Officer of Interway Corporation, an international company engaged in trailer and container leasing and fleet management. Mr. Goldman is presently a director of U.S. Alcohol Testing of America, Inc. Mr. Goldman earned a B.A. degree from Cornell University and an M.B.A. degree from New York University.

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

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Exchange Act requires officers, directors and persons who beneficially own more than 10% of a registered class of equity securities of the Company ("10% stockholders") to file reports of ownership and changes in ownership with the Commission. Officers, directors and 10% stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the three month period ended June 30, 1996, each of its officers, directors and 10% stockholders complied with the Section 16(a) reporting requirements.


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

      On February 8, 1996, the Board of Directors of the Company approved the following annual salaries for its executive officers, effective May 23, 1996, upon consummation of the acquisition of Atlas: Chairman (presently Mr. Friant), $70,000; President (presently Mr. Seidman), $75,000; Chief Financial Officer, Secretary and Treasurer (presently Mr. Levine), $25,000; and Vice Presidents
(presently Messrs. Linman, Strance and Levine) $25,000. Such salaries are payable in equal monthly installments. An officer holding more than one office will receive only the salary of the highest paying office. All of such officers, in their capacities as directors, participated in the deliberations of the Board of Directors concerning executive officer compensation. The Board also approved fees of $16,000 per year for each director who is not an employee of the Company (presently Messrs. Foster and Goldman), which is payable in equal quarterly installments. In addition, non-employee directors and officers other than the Chairman and President will be paid at the rate of $1,000 to $2,000 per day, as determined by the Chairman and the President, for actual days spent by them in consulting or other special assignments for the benefit of the Company or its subsidiaries. Officers and directors are also eligible for other compensation and benefits as may be approved by the Board from time to time, including benefits under the Company's 1996 Performance Equity Plan which was adopted by the stockholders of the Company on May 21, 1996. On July 30, 1996, the Board of Directors awarded options under such plan to the Company's officers as follows:
- Messrs. Friant and Seidman - 70,833.33 shares each; Messrs. Linman and Strance
- 42,500 shares each; Mr. Levine - 28,333.33 shares. Such options are exercisable until July 30, 2001, at an exercise price of $5.00 per share.

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

      The agreements also provide for two bonuses based on the earnings of Atlas before interest and taxes, adjusted in the manner set forth in the agreements ("Adjusted Earnings"). Under one bonus arrangement, Messrs. Prime and Austin will each be paid $208,333 for each of the six years beginning January 1, 1996, in which Atlas' Adjusted Earnings exceed $2,000,000 and, if the Adjusted Earnings average at least $2,000,000 during such six-year period, they will each be paid, at the end of the six-year period, the sum of $1,250,000 less the aggregate of the amounts paid to them under such bonus arrangement for the prior five years. Based on the Adjusted Earnings of the Company for the period January 1 through June 30, 1996, the Company has accrued $104,167 for each of Messrs. Prime and Austin under this arrangement.

      Under the second  bonus  arrangement,  if during the five years  beginning
January 1, 1996, the Adjusted Earnings average at least $2,626,000, they will each be paid an amount equal to the amount by which such average Adjusted Earnings exceed $2,626,000. Both bonus arrangements are subject to liquidation of amount and acceleration of payment in the event of a sale by the Company of the capital stock of Atlas or a sale by Atlas of all or a substantial part of its assets or issuance of capital stock of Atlas such that a person or group of related persons becomes the owner of 51% or more of the outstanding stock of Atlas. The bonuses are also subject to reduction to the extent of life insurance benefits paid to an executive's estate pursuant to life insurance maintained on the life of the executive pursuant to the employment agreements. Based on the Adjusted Earnings of the Company for the period January 1 through June 30, 1996, the Company has accrued $272,722 for each of Messrs. Prime and Austin under this arrangement.

      Each  employment  agreement  also  contains  provisions   restricting  the
disclosure of confidential information and non-competition covenants.

===============================================================================

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------
                                                          Salary
Name and Principal Position            Period               ($)
-------------------------------------------------------------------------------
Samuel N. Seidman, President & CEO     4/1/96-6/30/96      6,250
                                       4/1/95-3/31/96       --
                                       6/24/94-3/31/95      --
===============================================================================

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of October 9, 1996 by (i) each stockholder known by the Company to be beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                          Number              Percentage
Name of Beneficial Owner                 of Shares         Beneficially Owned
------------------------                 ---------         ------------------

Ray J. Friant, Jr....................
  30 Boxwood Drive
  Convent Station, New Jersey 07960      193,083(1)              8.7%

Samuel N. Seidman....................
  520 Madison Avenue
  New York, New York 10022               207,083(1)              9.3%

Joseph K. Linman.....................    112,250(1)              5.2%

John S. Strance......................    108,250(1)              5.0%

Jesse A. Levine......................     70,833(1)              3.3%

Alan H. Foster.......................     21,250                 1%

Alan I. Goldman......................     21,250                 1%
All Officers and Directors
  as a group (7 persons).............    733,999(1)              30.3%


-----------------------
(1) Includes shares of Common Stock issuable upon immediately exercisable Warrants and options as follows: Mr. Friant--86,833 shares; Mr. Seidman --90,833 shares; Mr. Linman--46,500 shares; Mr. Strance--44,500 shares; Mr. Levine--28,333 shares.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTIES

      Seidman & Co., Inc., an affiliate of the Company, makes available to the Company a small amount of office space, as well as certain office, administrative and secretarial services as may be required by the Company from time to time. The Company paid Seidman & Co., Inc. $5,000 per month for such services until May 22, 1996, including $8,000 during the three months ended June 30, 1996. Samuel N. Seidman, a director and President of the Company, is President of Seidman & Co., Inc., and Jesse A. Levine, a director, Chief Financial Officer, Vice President, Secretary and Treasurer of the Company, is Regional Vice President--Midwest of Seidman & Co., Inc.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)    The following documents are filed as part of this report:

      The financial statements of the Company and Atlas listed in Item 8 are submitted as a separate section of this report.
             1. Financial Statement Schedules
                    Not Applicable.
             2. Exhibits as required by Item 601 of Regulation S-K:

Exhibit No.  Description

    3.1      Certificate of Incorporation*
    3.1.1    Amendment to Certificate of Incorporation filed May 28, 1996**
    3.2      By-laws*
    4.1      Form of Common Stock Certificate of the Company*
    4.2      Form of Warrant Certificate of the Company*
    4.3      Unit Purchase Option between GKN Securities Corp. and the Company*
    4.4      Warrant Agreement between Continental Stock Transfer & Trust
             Company and the Company*
   10.1      Form of Underwriting Agreement between the Company and GKN
             Securities Corp.*
   10.3      Form of Share Escrow Agreement between the Company and Continental
             Stock Transfer &
             Trust Company*
   10.4      Letter Agreement among each of the Stockholders of the Company, the
             Company and GKN
             Securities Corp.*
   10.5      Letter Agreement between Seidman & Co., Inc. and the Company regarding administrative support*
   10.6      Agreement of Merger dated as of December 18, 1995 (without schedules or exhibits)***
   10.6.1    Amendment to Agreement of Merger dated December 18, 1995***
   10.7      Employment Agreement dated May 23, 1996 between  Atlas
             Technologies, Inc. ("Atlas") and Ronald M. Prime****
   10.8      Employment Agreement dated May 23, 1996 between Atlas Technologies,
             Inc. and Michael D. Austin****
   10.9      1996 Performance Equity Plan of the Company****
   27        Financial Data Schedule (filed electronically only)*****

-----------------------------
(Footnotes on next page)

-----------------------------
* Filed as Exhibits to Registration Statement on Form S-1, No. 33-78188, and incorporated herein by reference.

** Filed as Exhibit to Report on Form 8-K (Event dated May 23, 1996) and incorporated herein by reference.

*** Filed as Exhibits to Report on Form 8-K (Event dated December 18, 1995) and incorporated herein by reference.

**** Filed as Exhibits to Report on Form 10-K for fiscal year ended March 31, 1996 and incorporated herein by reference

***** Filed herewith.


      (b) During the period covered by this report the Company filed a report on Form 8-K (Event dated May 23, 1996) which reported information under Items 2, 5, 7 and 8 and included the following financial statements:

             (A)    Atlas Technologies, Inc.

             Balance sheet as of March 31, 1996 (unaudited)

             Statements   of  Income  for  nine  months  ended  March  31,  1996
             (unaudited) and March 31, 1995 (unaudited)

             Statement of Stockholders' Equity for period ended March 31, 1996 (unaudited)

             Statements of Cash Flows for nine months ended March 31, 1996 (unaudited) and March 31, 1995 (unaudited)

             Selected Information


             (B) Production Systems Acquisition Corporation and Atlas Technologies, Inc.

             Unaudited Pro Forma Consolidated Statement of Operations for nine months ended March 31, 1996

             Unaudited Pro Forma Consolidated Statement of Operations for year ended June 30, 1995

             Notes to Unaudited Pro Forma Consolidated Statements of Operations

             Unaudited Pro Forma Consolidated Balance Sheet as of March 31, 1996

             Notes to Unaudited Pro Forma Consolidated Balance Sheet

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned herewith duly authorized.


October 11, 1996                       PRODUCTIVITY TECHNOLOGIES CORP.


                                       By: /s/  Samuel N. Seidman
                                          ----------------------------------
                                           Samuel N. Seidman
                                           President


             Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/  Ray J. Friant, Jr.         Chairman of the Board      October 11, 1996
----------------------------
Ray J. Friant, Jr.



/s/  Samuel N. Seidman          Chief Executive Officer,   October 11, 1996
----------------------------    President and Director
Samuel N. Seidman



/s/  Joseph K. Linman            Vice President and        October 11, 1996
----------------------------     Director
Joseph K. Linman



/s/  John S. Strance             Vice President and        October 11, 1996
----------------------------     Director
John S. Strance



/s/  Jesse A. Levine             Vice President,          October 11, 1996
----------------------------     Secretary, Treasurer
Jesse A. Levine                  and Director and
                                 Chief Financial Officer


/s/  Alan H. Foster              Director                 October 11, 1996
----------------------------
Alan H. Foster



/s/  Alan I. Goldman             Director                 October 11, 1996
----------------------------
Alan I. Goldman

                                Productivity Technologies Corp. and Subsidiary
                                                           and the Predecessor

                                                                         Index


Reports of Independent Certified Public Accountants                       F-2


Financial Statements
      Consolidated Balance Sheet of The Company and Balance
            Sheet of the Predecessor                                      F-5
      Consolidated Statement of Operations of The Company
            and Statements of Operations of the Predecessor               F-7
      Consolidated Statement of Stockholders' Equity of The
            Company and Statements of Stockholders' Equity of
            the Predecessor                                               F-8
      Consolidated Statement of Cash Flows of The Company
            and Statements of Cash Flows of the Predecessor               F-9


Notes to Financial Statements                                             F-11


Schedule II - Valuation and Qualifying Accounts                           F-26

Report of Independent Certified Public Accountants


Productivity Technologies Corp.
New York, New York

We have audited the accompanying consolidated balance sheet of Productivity Technologies Corp. and Subsidiary ("The Company"), as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the period May 24, 1996 to June 30, 1996 ("Successor period"). We have also audited the statements of operations, stockholders' equity and cash flows of the Predecessor (see Note 1) for the period July 1, 1995 to May 23, 1996 ("Predecessor period"). We have also audited the 1996 information in Schedule
II. These financial statements and the Schedule II are the responsibility of the Companies' managements. Our responsibility is to express an opinion on these financial statements and the Schedule II based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, all of the outstanding stock of the Predecessor was sold in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

In our opinion, The Company's consolidated financial statements referred to above present fairly, in all material respects, the financial position of Productivity Technologies Corp. and Subsidiary at June 30, 1996, and the results of their operations and their cash flows for the Successor period in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor's financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the Predecessor period, in conformity with generally accepted accounting principles.

Also, in our opinion, the 1996 information in Schedule II presents fairly, in all material respects, the information set forth therein.



                                                       BDO SEIDMAN, LLP




Troy, Michigan
October 2, 1996, except for Note 13
which is as of October 14, 1996

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Atlas Technologies, Inc.
Fenton, Michigan

We have audited the accompanying balance sheet of Atlas Technologies, Inc. ("the Predecessor"), as of June 30, 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1995. We have also audited the 1994 and 1995 information in
Schedule II. These financial statements and the Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule II based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Technologies, Inc. as of June 30, 1995, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the 1994 and 1995 information in Schedule II presents fairly, in all material respects, the information set forth therein.




                                                         DUPUIS & RYDEN
Flint, Michigan
August 11, 1995

                                Productivity Technologies Corp. and Subsidiary
                                                           and the Predecessor

                                 Consolidated Balance Sheet of The Company and
                                              Balance Sheet of the Predecessor


                                                   The Company     Predecessor
                                                   June 30, 1996  June 30, 1995
-------------------------------------------------------------------------------

Assets (Notes 6 and 7)

Current Assets
  Cash and cash equivalents                           $  512,179    $   17,253
  Short-term investments, including accrued interest     965,255         -
  Contract receivables (Note 3)                        7,958,159     4,190,726
  Notes receivable                                       240,606       466,458
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 4)         7,593,003     5,692,367
  Inventories                                            720,947       775,320
  Prepaid expenses and other                             220,494        11,994
  Deferred income taxes (Note 10)                        480,000       269,000
-------------------------------------------------------------------------------
Total Current Assets                                  18,690,643    11,423,118
-------------------------------------------------------------------------------
Property and Equipment
  Land                                                   216,000        77,200
  Buildings and improvements                           2,132,388     1,935,595
  Machinery and equipment                              1,888,479     4,626,860
  Transportation equipment                                31,500        97,760
-------------------------------------------------------------------------------
                                                       4,268,367     6,737,415
  Less accumulated depreciation                           27,928     4,220,195
-------------------------------------------------------------------------------
Net Property and Equipment                             4,240,439     2,517,220
-------------------------------------------------------------------------------
Other Assets
  Goodwill, net of accumulated amortization of $10,923
    (Note 2)                                           2,593,803          -
  Noncompetition agreement, net of accumulated
    amortization (Note 5)                                228,083       245,083
  Deferred income taxes (Note 10)                           -          187,000
  Other assets                                           270,803       177,880
-------------------------------------------------------------------------------
Total Other Assets                                     3,092,689       609,963
-------------------------------------------------------------------------------
                                                     $26,023,771   $14,550,301
-------------------------------------------------------------------------------
See accompanying notes to financial statements.

                               Productivity Technologies Corp. and Subsidiary
                                                          and the Predecessor
                                Consolidated Balance Sheet of The Company and
                                             Balance Sheet of the Predecessor

                                               The Company         Predecessor
                                               June 30, 1996      June 30, 1995
-------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                              $ 2,444,411        $ 2,384,530
  Line-of-credit (Note 6)                         7,188,558          2,608,938
  Accrued expenses
    Executive bonus agreement (Note 12)             753,778               -
    Commissions payable                             544,248            413,214
    Payroll and related withholdings                438,274            224,924
    Federal and state income taxes                  221,790            262,950
    Other                                         1,052,237            527,736
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 4)      534,963          1,306,390
  Current maturities of long-term debt (Note 7)     464,393            591,925
------------------------------------------------------------------------------



Total Current Liabilities                        13,642,652          8,320,607
Deferred Income Taxes (Note 10)                     779,000               -
Long-Term Debt, less current maturities (Note 7)  2,228,786          2,716,813
-------------------------------------------------------------------------------
Total Liabilities                                16,650,438         11,037,420
-------------------------------------------------------------------------------
Commitments and Contingencies (Notes 12 and 13)

Stockholders' Equity (Notes 8 and 9)
  Preferred stock, $.001 par value, 1,000,000
     authorized and none outstanding                  -                   -
  Common stock; 1996 - $.001 par value, 20,000,000
    shares authorized and 2,125,000 outstanding;
    1995 - $1 par value, 50,000 shares authorized,
    25,683 outstanding                               2,125              25,683
  Additional paid-in capital                     9,177,488              73,465
  Retained earnings                                193,720           3,413,733
-------------------------------------------------------------------------------
Total Stockholders' Equity                       9,373,333           3,512,881
-------------------------------------------------------------------------------

                                              $ 26,023,771        $ 14,550,301
-------------------------------------------------------------------------------

See accompanying notes to financial statements.

                               Productivity Technologies Corp. and Subsidiary
                                                          and the Predecessor

                          Consolidated Statement of Operations of The Company
                              and Statements of Operations of the Predecessor

                                          The Company                                             Predecessor
                                        ---------------      ------------------------------------------------------------
                                           May 24, to          July 1, 1995            Year Ended            Year Ended
                                         June 30, 1996        to May 23, 1996         June 30, 1995         June 30, 1994
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                 $4,404,192           $31,598,669           $29,077,684           $21,186,245
-------------------------------------------------------------------------------------------------------------------------
Cost of Sales                              3,029,113            21,773,080            21,034,282            16,320,825
-------------------------------------------------------------------------------------------------------------------------
Gross Profit                               1,375,079             9,825,589             8,043,402             4,865,420

Selling, General and
  Administrative Expenses                    729,141             6,006,965             5,118,720             4,871,820

Officers' Bonuses (Notes 2 and 12)           197,290             2,117,251                  -                     -
------------------------------------------------------------------------------------------------------------------------
Income (Loss) From Operations                448,648             1,701,373             2,924,682                (6,400)
------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                             20,274                33,837                32,971                19,450
  Interest expense                           (57,331)             (512,851)             (644,853)             (439,601)
  Gain (loss) on disposal of assets             -                   (2,976)              308,565                31,866
  Miscellaneous                              (41,744)              151,198                63,609                59,798
-----------------------------------------------------------------------------------------------------------------------
Total Other Expenses                         (78,801)             (330,792)             (239,708)             (328,487)
-----------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes            369,847             1,370,581             2,684,974              (334,887)

Income Tax Benefit (Provision)
  (Note 10)                                 (165,000)             (608,000)             (465,000)               37,000
-----------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                            204,847               762,581             2,219,974              (297,887)
-----------------------------------------------------------------------------------------------------------------------
Net Income Per Share of
  Common Stock                                  $.10
-----------------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares             2,125,000
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                Productivity Technologies Corp. and Subsidiary
                                                           and the Predecessor

                 Consolidated Statement of Stockholders' Equity of The Company
                     and Statements of Stockholders' Equity of the Predecessor

                                              Common Stock           Additional      Retained         Total
                                         ---------------------        Paid-In        Earnings       Stockholders'
                                          Shares       Amount         Capital       (Deficit)         Equity
-----------------------------------------------------------------------------------------------------------------
Balance, July 1, 1993 (Predecessor)       35,579     $ 35,579        $186,691      $ 3,051,571    $ 3,273,841

Stock repurchase from ESOP
    participants (Note 8)                   (678)        (678)       (113,226)            -          (113,904)

Net loss                                     -           -               -           (297,887)       (297,887)
-----------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994 (Predecessor)      34,901       34,901          73,465       2,753,684       2,862,050

Stock repurchase from former
  stockholder (Note 8)                    (9,218)      (9,218)           -         (1,559,925)     (1,569,143)

Net income                                  -            -               -          2,219,974       2,219,974
----------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995 (Predecessor)      25,683        25,683          73,465      3,413,733       3,512,881

Distribution to former stockholder
  (Note 8)                                  -             -               -          (700,000)       (700,000)

Net income                                  -             -               -           762,581         762,581
----------------------------------------------------------------------------------------------------------------
Balance, May 23, 1996 (Predecessor)       25,683     $  25,683      $   73,465     $3,476,314     $ 3,575,462
----------------------------------------------------------------------------------------------------------------
Balance, May 24, 1996 (Company)        1,785,001     $   1,785      $ 7,351,741    $  (11,127)     $7,342,399

Reclassification of common stock
  subject to possible redemption
  (Note 8)                               339,999           340         1,825,747         -          1,826,087

Net income                                  -              -                 -        204,847         204,847
---------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996 (Company)       2,125,000      $  2,125      $ 9,177,488     $ 193,720       9,373,333
---------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                Productivity Technologies Corp. and Subsidiary
                                                           and the Predecessor

                           Consolidated Statement of Cash Flows of The Company
                               and Statements of Cash Flows of the Predecessor

                                                           The Company                           Predecessor
                                                          --------------    ---------------------------------------------------
                                                            May 24, to       July 1, 1995        Year Ended        Year Ended
                                                           June 30, 1996     to May 23, 1996   June 30, 1995     June 30, 1994
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income (loss)                                        $  204,847       $  762,581         $ 2,219,974        $ (297,887)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities
      Depreciation                                             27,931          360,726             355,088           386,985
      Amortization                                             12,688           15,235               9,917              -
      Deferred income taxes                                    46,000          164,000            (202,000)           30,000
      (Gain) loss on sale of property and
       equipment                                                 -               2,976             (28,565)          (31,866)
      Changes in operating assets and liabilities
       Contract receivables                                (3,565,732)        (201,701)         (1,795,705)        1,411,635
       Inventories, prepaid expenses and other               (488,818)         295,028           1,428,519           185,709
       Costs and estimated earnings in excess of
        billings on uncompleted contracts - net
        effect                                              1,365,906       (4,037,969)           (905,063)         (117,294)
       Accounts payable, accrued expenses and other         1,271,862          174,259           1,111,639          (467,753)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating
  Activities                                               (1,125,316)      (2,464,865)          2,193,804         1,099,529
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Maturity of U.S. Government securities deposited
    in trust fund                                            7,120,000            -                   -                 -
  Purchase of Atlas                                         (6,900,000)           -                   -                 -
  Expenditures for property and equipment                      (49,549)       (466,828)           (381,211)         (404,459)
  Collections on notes receivable                                6,312         219,540             175,144            15,900
  Proceeds from sale of property and equipment                    -              3,400             132,142            34,725
  Issuance of notes receivable                                    -               -               (533,000)         (108,291)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities            176,763        (243,888)           (606,925)         (462,125)
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                Productivity Technologies Corp. and Subsidiary
                                                           and the Predecessor

                           Consolidated Statement of Cash Flows of The Company
                               and Statements of Cash Flows of the Predecessor

                                                  The Company                          Predecessor
                                                 -------------     --------------------------------------------------
                                                  May 24, to       July 1, 1995        Year Ended         Year Ended
                                                 June 30, 1996     to May 23, 1996   June 30, 1995      June 30, 1994
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Net borrowings (payments) - line-of-credit     589,300           3,990,320         (1,019,562)          (517,700)
  Payments on long-term debt, capital
    leases and notes payable                      43,161)         (2,072,398)          (557,148)          (426,853)
  Proceeds from additions of long-term debt         -              1,500,000            110,000            317,914
  Distribution to former stockholders               -               (700,000)              -                  -
  Purchase of company stock                         -                   -              (196,000)          (113,904)
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing
  Activities                                     546,139           2,717,922         (1,662,710)          (740,543)
---------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) In Cash and Cash
  Equivalents                                   (402,414)              9,169            (75,831)          (103,139)
Cash and Cash Equivalents, at beginning
  of period                                      914,593              17,253             93,084            196,223
---------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, at end of period     $512,179          $   26,422         $   17,253         $   93,084
---------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
  Cash Paid During the Period For
    Interest                                    $ 57,331          $  522,637         $  628,689         $  430,145
    Income taxes                                    -                570,175            777,458            203,000
---------------------------------------------------------------------------------------------------------------------
Supplemental Noncash Investing and
  Financing Activities
    Purchase of equipment with
      loan obligation                           $   -             $     -            $   97,941         $     -
    Purchase of stock with loan
      obligations                                   -                   -             1,373,143               -
    Consummation of a noncompetition
      agreement with loan obligation                -                   -               255,000               -
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

1.    Summary of Significant Accounting Policies

Formation of the Company and Basis of Presentation

Production Systems Acquisition Corporation ("PSAC") was incorporated in June 1993 with the objective of acquiring an operating business engaged in the production systems industry. PSAC originally selected March 31 as its fiscal year-end. PSAC completed an initial public offering ("Offering") of common stock in July 1994 and raised net proceeds of approximately $9.0 million.

In December 1995, PSAC entered into a Merger Agreement with Atlas Technologies, Inc. ("Atlas") whereby Atlas would become a wholly-owned subsidiary of PSAC. (The acquisition was consummated May 23, 1996 - see
Note 2.) Subsequently, PSAC changed its corporate name to Productivity Technologies Corp. ("PTC"). PTC's operating results since inception are summarized below (in thousands):

                                                                                  June 1993
                                                                                 (Inception)
                                                   Year Ended      Year Ended      Through
                                April 1, 1996       March 31,       March 31,      March 31,
                               to May 23, 1996        1996            1995           1994
---------------------------------------------------------------------------------------------
Interest income                    $ 56              $ 503           $ 343          $  -
Operating expenses                  (54)             (266)            (250)           (2)
Income taxes                         (3)              (132)            (31)            -
--------------------------------------------------------------------------------------------
Net Income (Loss)                  $ (1)             $ 105           $  62     $      (2)
--------------------------------------------------------------------------------------------

The above operating results of PTC are not included in the accompanying financial statements.

The accompanying consolidated financial statements for the period May 24 to June 30, 1996 include the accounts of PTC and its wholly-owned subsidiary, Atlas (collectively, "The Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying financial statements presented for the period July 1, 1995 to May 23, 1996, and for the years ended June 30, 1995 and 1994 represent the financial statements of Atlas (the "Predecessor").

Nature of Business

The Company is a manufacturer of automated industrial systems, machinery, equipment, components, industrial hydrostatic drives and engineering services. It operates with two manufacturing plants and three sales and engineering offices. The main plant is located in Fenton, Michigan with an additional plant operating in nearby Linden, Michigan.

Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotiverelated customers have accounted for the majority of total annual sales. Sales are predominantly in the United States but, in recent years, the Company has targeted sales efforts in Mexico, Europe and Asia. Export sales during the twelve months ended June 30, 1996, 1995 and 1994 amounted to approximately 13%, 10% and 10%, respectively, of annual sales.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments

Short-term investments represent U.S. Treasury Bills with maturities of twelve months or less and are carried at cost, which approximates market.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of contract receivables. The Company attempts to minimize its credit risk by reviewing all customers' credit histories before extending credit and by monitoring customers' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on contract receivables, if necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other information. Allowances of approximately $163,000 and $232,000 were deemed necessary at June 30, 1996 and 1995, respectively.

Fair Values of Financial Instruments

The carrying  amounts of the  Company's  cash and cash  equivalents,  short-term
investments,   contract  receivables,  accounts  payable  and  accrued  expenses approximate fair value because of the short maturity of these items.

The carrying amounts of the line-of-credit and long-term debt pursuant to the Company's bank credit agreements approximate fair value because the interest rates on the majority of the loans outstanding change with market rates.

Revenue and Cost Recognition

Contract revenues from fixed price contracts, and the related contract costs, are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. The Company estimates the status of individual contracts when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlement may result in revisions to costs and income, and are recognized in the period the revisions are determined.

Revenues from time-and-material contracts are recognized currently as the work is performed.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include mainly raw materials and spare parts.

Property and Equipment

Property and equipment are stated at cost. Beginning May 24, 1996, depreciation is computed on the straight-line method, generally using the following useful lives:

      Building and improvements             20 - 40 years
      Machinery and equipment                3 - 10 years
      Transportation equipment               2 -  5 years

Prior to May 24, 1996 depreciation was computed using straight line and accelerated methods over the estimated useful lives of the assets.

Intangible Assets

Goodwill, representing the excess of cost over the fair value of net assets acquired in the acquisition of Atlas, is being amortized over twenty-five years using the straight-line method.

The noncompetition agreement is amortized using the straight-line method.

Warranty

The Company warrants under certain circumstances that its products meet certain agreed upon manufacturing and material specifications. The Company records a warranty liability based on anticipated future claims.

Income Taxes

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

Net Income Per Common Share

Net income per common share for the period May 24-June 30, 1996 has been computed based on the weighted average number of common and dilutive common equivalent shares outstanding.

Long-Lived Assets

Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. No impairment losses have been necessary through June 30, 1996.

Stock-Based Compensation

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123 encourages entities to adopt the fair value method in replacement of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. The Company intends to adopt the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts assuming the fair value method was adopted. The Company, which will adopt this standard beginning in its 1997 fiscal year, does not expect SFAS No. 123 will have a material effect on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.


2.    Acquisition

On May 23, 1996, PTC acquired all the outstanding shares of Atlas for cash of $6,900,000, and related acquisition costs of approximately $337,060. The acquisition, which was pursuant to a Merger Agreement dated December 18, 1995, also included certain employment agreements with bonus arrangements involving the principal shareholders of Atlas (see Note 12).

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired of $2,604,726 was recorded as goodwill and is being amortized on a straight-line basis over twenty-five years. The purchase price was allocated as follows:

Working capital                                            $    2,238,011
Property and equipment                                          4,218,818
Other assets                                                      363,985
Goodwill                                                        2,604,726
Liabilities                                                    (2,188,480)
-----------------------------------------------------------------------------
Purchase Price                                             $    7,237,060
-----------------------------------------------------------------------------

Since the purchase price assigned to the net assets acquired was based on their estimated fair values at the May 23, 1996 acquisition date, the financial statements for periods subsequent to May 23, 1996 are presented on a different cost basis than those for prior periods and, therefore, are not comparable.

Pro forma results of operations, as if the acquisition had occurred July 1, 1994, are unaudited and are reflected below. Pro forma adjustments primarily include (1) additional depreciation and amortization on the excess purchase price allocated to property and equipment and goodwill, (2) elimination of interest income on the portion of PTC's investment in U.S. government securities deposited in a trust fund and liquidated upon consummation of the acquisition of Atlas, (3) elimination of management bonuses and professional fees incurred by Atlas prior to the merger that would not have been incurred in the normal course of business had it not been stated that the Merger Agreement contemplated the net worth of Atlas at a specific level at the date of the merger, (4) additional salaries for PTC's management and additional bonuses to Atlas' senior management under new employment agreements, and (5) provision for income taxes at an effective rate of 43%. This pro forma financial data is not necessarily indicative of the results that would have occurred had the acquisition occurred July 1, 1994.

Year Ended June 30,                         1996              1995
-------------------------------------------------------------------------------
Net sales                              $ 36,003,000      $ 29,078,000
Net income                                1,409,000           764,000
Net income per common share                     .66               .36
-------------------------------------------------------------------------------

3.    Contract Receivables

The contract receivables consisted of:

June 30,                                    1996              1995
-------------------------------------------------------------------------------
Billed
      Completed contracts               $ 1,315,374       $ 2,714,436
      Uncompleted contracts               6,757,622         1,259,168
Unbilled                                     48,634           449,242
-------------------------------------------------------------------------------
Total Contracts Receivable                8,121,630         4,422,846

Less allowance for doubtful accounts       (163,471)         (232,120)
-------------------------------------------------------------------------------
Total                                   $ 7,958,159       $ 4,190,726
-------------------------------------------------------------------------------

4.    Costs and Estimated Earnings on
      Uncompleted Contracts

Costs  and  estimated  earnings  on  uncompleted   contracts  consisted  of  the
following:

June 30,                                    1996              1995
-------------------------------------------------------------------------------
Costs incurred on uncompleted contracts $25,617,770       $11,089,156
Estimated earnings                       10,217,972         3,915,526
-------------------------------------------------------------------------------
                                         35,835,742        15,004,682
Less billings to date                    28,777,702        10,618,705
-------------------------------------------------------------------------------
Total                                   $ 7,058,040       $ 4,385,977
-------------------------------------------------------------------------------

The above totals are included in the accompanying balance sheets under the following captions:


June 30,                                    1996              1995
-------------------------------------------------------------------------------
Costs and estimated earnings in excess
of billings on uncompleted contracts    $ 7,593,003      $ 5,692,367

Billings in excess of costs and
estimated earnings on uncompleted
contracts                                  (534,963)      (1,306,390)
-------------------------------------------------------------------------------
Total                                   $ 7,058,040      $ 4,385,977
-------------------------------------------------------------------------------


5.    Noncompetition Agreement

Atlas has paid $255,000 to a former stockholder in connection with the repurchase of Atlas stock under a ten-year noncompetition agreement. In connection therewith, Atlas recorded an asset for $255,000, which is being amortized on a straight-line basis starting in December 1994.


6.    Line-of-Credit

At June 30, 1996, Atlas has an $8,000,000 working capital line-of-credit agreement with a bank, which is secured by substantially all assets. The amount that may be borrowed under this agreement is limited to specified percentages of contract receivables, work in process and inventories of Atlas. Interest is charged at a rate between prime and 3/4% over prime, depending on the Company's liabilities to tangible capital funds ratio, as defined in the borrowing agreement. (The prime rate was 8.25% at June 30, 1996 and 9.0% at June 30, 1995.) The loan agreement contains certain restrictions on the payment of dividends or management fees to PTC; such payments from Atlas are restricted to $350,000 per year. The loan agreement also contains various other financial covenants. The line-of-credit balances outstanding were $7,188,558 and $2,608,938 at June 30, 1996 and 1995, respectively.

                               Productivity Technologies Corp. and Subsidiary
                                                          and the Predecessor

                                                Notes to Financial Statements


7.    Long-Term Debt


Long-term debt consisted  of:

June 30,                                            1996             1995
-------------------------------------------------------------------------------
Loans payable to bank, due in monthly
principal installments totaling $36,455 at
June 30, 1996, plus interest (primarily at
prime plus .5% - 1.25%), secured by
substantially all assets                        $ 2,608,466       $ 1,365,414

Note payable to former stockholder of
Atlas for purchase of stock and
noncompetition agreement, repaid
during fiscal 1996                                    -             1,554,839

Other                                                84,713           388,485
-------------------------------------------------------------------------------
Total Long-Term Debt                              2,693,179         3,308,738
Less current maturities                             464,393           591,925
-------------------------------------------------------------------------------
Total                                           $ 2,228,786       $ 2,716,813
-------------------------------------------------------------------------------

Scheduled maturities of long-term debt for future years ending June 30 are as follows: 1997 - $464,393; 1998 - $406,948; 1999 - $1,083,785; 2000 - $258,919;
2001 - $250,008; and $229,126 thereafter.

The prime interest rate was 8.25% and 9.0% at June 30, 1996 and 1995, respectively.


8.    Stockholders' Equity

On July 5, 1994, PTC consummated its Offering of 1,700,000 units ("Units"). (425,000 shares had been previously issued for $25,000.) Each Unit consisted of one share of PTC's common stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from PTC one share of common stock at an exercise price of $5.00 during the period commencing on the later of one year from the effective date of the Offering or the consummation of a Business Combination, and ending seven years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice at any time, only in the event that the last sale price of the common stock is at least $8.50 per share for 20 consecutive trading days ending on the third day prior to date on which notice of redemption is given.

PTC also issued 300,000 warrants to certain investors, which are identical to the Warrants discussed above, except that they are not redeemable until 90 days after the consummation of a Business Combination.

At June 30, 1996, 4,210,000 shares of common stock were reserved for (1) issuance upon exercise of the warrants described above, and (2) for the securities underlying a purchase option granted the underwriter of the Offering. This option, which allows the underwriter the right to purchase up to 170,000 Units, is exercisable initially at $7.50 per Unit for a period of four years commencing one year from the Offering date. Each Unit consists of one share of PTC common stock and two Warrants. The Units issuable upon exercise of the purchase option are identical to those described above except that the Warrants contained therein expire five years from the effective date of the Offering.

The Company is authorized to issue 1,000,000 shares of preferred stock ($.001 par value) with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

In connection with the May 23, 1996 acquisition of Atlas, a total of 339,999 shares of common stock that were previously subject to possible redemption were reclassified to permanent equity by the Company.

Atlas has periodically repurchased its stock in prior years, and in order to comply with the Michigan Business Act, all such treasury stock was combined with common stock, paid-in capital, and retained earnings and was considered to be retired, but available for reissue. During 1995, Atlas purchased 9,218 shares of its own stock from a former stockholder for $1,569,143. In 1994, the Company purchased 678 shares of its own stock from ESOT participants for $113,904.

In  accordance  with  the  December  18,  1995  Merger  Agreement,   a  $700,000
distribution was paid to a former shareholder in May 1996.

9.    Employee Benefit Plans

Atlas previously sponsored an Employee Stock Ownership Trust (ESOT) for all of the Company's employees. Atlas elected to contribute $200,000, $150,000 and $120,000 to the ESOT during the periods ended May 23, 1996, June 30, 1995 and June 30, 1994, respectively. At May 23, 1996, the Company's stock owned by the ESOT was acquired as part of the purchase transaction. The Company anticipates liquidating the ESOT during fiscal year 1997.

PTC adopted a Performance Equity Plan in 1996 to enable the Company to offer to selected personnel an opportunity to acquire an equity interest in the Company through the award of incentives such as stock options, stock appreciation rights and/or other stock-based awards. The total number of shares of common stock reserved and available for distribution under the Plan is 330,000 shares. As of June 30, 1996, no shares have been issued pursuant to this Plan.

The Company has a 401(k) plan covering substantially all the Company's employees. The plan allows for eligible employees to defer a portion of their salary. The plan does not provide for Company contributions.


10.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets at June 30, 1996 are as follows:

Depreciation and basis of assets              $ 693,000
Other                                            86,000
-------------------------------------------------------------------------------
Deferred Tax Liability                        $ 779,000
-------------------------------------------------------------------------------
Accrual for executive bonus agreement         $ 185,000
Research credit carryforward                    178,000
Other                                           117,000
-------------------------------------------------------------------------------
Deferred Tax Asset                            $ 480,000
-------------------------------------------------------------------------------

Significant components of the Atlas' net deferred tax asset at June 30, 1995 are as follows:

Research credit carryforward                  $ 494,000
Depreciation and basis of assets               (134,800)
Other - net                                      96,800
-------------------------------------------------------------------------------
Net Deferred Tax Asset                        $ 456,000
-------------------------------------------------------------------------------

Significant components of the Company's income tax provision (benefit) are as follows:

                                 May 24, 1996
                                     to           July 1, 1995      Year Ended        Year Ended
                                June 30, 1996     May 23, 1996     June 30, 1995     June 30, 1994
--------------------------------------------------------------------------------------------------
Federal
      Current                   $ 108,000         $ 401,000         $ 561,000          $   -
      Deferred                     46,000           164,000          (202,000)           30,000
      Other                          -                 -               10,000           (70,000)

State
      Current                      11,000            43,000            96,000             3,000
-------------------------------------------------------------------------------------------------


Total                           $ 165,000         $ 608,000         $ 465,000         $ (37,000)
-------------------------------------------------------------------------------------------------

The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense is as follows:

                                 May 24, 1996
                                      to          July 1, 1995     Year Ended        Year Ended
                                 June 30, 1996    May 23, 1996     June 30, 1995   June 30, 1994
-------------------------------------------------------------------------------------------------
Tax at statutory rate            $ 126,000        $ 466,000          $ 913,000       $ (114,000)

State income taxes, net
      of federal income tax
      benefit                        7,000           28,000             96,000            3,000

Goodwill amortization and
      other non-deductible
      items                          6,000           70,000               -                -

Change in valuation
      allowance                        -               -              (319,000)         219,000

Research credit                        -               -              (208,000)        (143,000)

Other - net                          26,000          44,000            (17,000)          (2,000)
-------------------------------------------------------------------------------------------------
Total Income Taxes                $ 165,000       $ 608,000          $ 465,000        $ (37,000)
-------------------------------------------------------------------------------------------------

Atlas has tax research credit carryforwards totalling $178,000 that will begin to expire in 2008.


11.   Major Customers

For the twelve months ended June 30, 1996, 1995 and 1994, the Company's sales to its major customers (each representing more than 10% of total net sales) amounted to approximately 64%, 60% and 39% of total annual sales. During 1996, there were four major customers representing 30%, 13%, 11% and 10% of total net sales; during 1995, there were three customers representing 35%, 15% and 10% of total net sales; and during 1994, there were two customers, representing 25% and 14% of total net sales.


12.   Commitments

(1) In connection with the Merger Agreement, the Company has entered into employment agreements which changed the compensation of two executive officers of Atlas. These employment agreements are identical except that one agreement expires on December 31, 1998, and the other expires on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of the Company. Annual compensation under each agreement is $190,000, subject to cost of living increases after December 31, 1996.

      The employment agreements also provide for two bonus calculations based on the earnings of the Company before interest and taxes (as defined). Under one of the bonus arrangements, each of the two executives mentioned in the above paragraph will be paid $208,333 for each of the six years beginning January 1, 1996 in which the Company's "Adjusted Earnings" (as defined in the related agreements) exceed $2,000,000. If the Adjusted Earnings average at least $2,000,000 during such six-year period, the two executives will each be paid, at the end of the six year period, the sum of $1,250,000 less the aggregate of the amounts paid to them under such bonus arrangement for the prior five years.

      Under the second bonus arrangement, if during the five years beginning January 1, 1996, the "Average Adjusted Earnings" (as defined in the related agreements) are at least $2,626,000, each executive will be paid an amount equal to the amount by which such average earnings exceed $2,626,000. Both bonus arrangements are also subject to various conditions described in the related agreements. The bonus arrangements do not terminate in the event of death of the executive, but payments will be reduced by the amount of insurance benefits paid to the executive's estate pursuant to life insurance in effect.

(2) As of June 30, 1996, the Company had outstanding commitments for the purchase of real estate and the construction of a new facility totaling approximately $3,500,000.


13.   Contingencies

      The Company has received a "Demand For Arbitration" dated October 1, 1996 by a former customer who alleges, among other issues, a $15,400,000 claim for damages resulting from a breach of contract and breach of warranties related to the design and manufacture of certain industrial equipment.

      The Company believes the arbitration demand is without merit and will vigorously defend its position. Further, with respect to the alleged damages, the total purchase amount on this contract was $1,360,000. The former customer has acknowledged receiving the Company's standard terms and conditions. These terms and conditions provide, in pertinent part, that the Company will not, in any event, be liable for any incidental or consequential damages, including loss of profits. Further, the Company's warranty policy states that the buyer's sole remedy is limited to either repair or replacement of the equipment or defective parts, or, after negotiated settlement, return of the goods to seller.

      While the final outcome of the arbitration demand cannot be determined at this early date in the proceedings, management believes that the final outcome will not have a material adverse effect on the Company's results of operations or its financial position.

                                Productivity Technologies Corp. and Subsidiary
                                                           and the Predecessor

                                Schedule II - Valuation and Qualifying Accounts

                                                                           Additions
                                                       Balance at          Charged to                              Balance
                                                       Beginning           Cost and                                at End
Description                                            of Period           Expenses          Deductions           of Period
----------------------------------------------------------------------------------------------------------------------------------
Period May 24, 1996 to June 30, 1996 (Company)
  Allowance for doubtful accounts
    (deducted from contract receivables)               $ 163,471              -                       -           $ 163,471
----------------------------------------------------------------------------------------------------------------------------------
Period July 1, 1995 to May 23, 1996 (Predecessor)
  Allowance for doubtful accounts
    (deducted from contract receivables)               $ 232,120           180,337            (1) (248,986)       $ 163,471
----------------------------------------------------------------------------------------------------------------------------------
Year Ended June 30, 1995 (Predecessor)
  Allowance for doubtful accounts
    (deducted from contract receivables)               $ 127,533           108,000            (1)   (3,413)       $ 232,120
----------------------------------------------------------------------------------------------------------------------------------
Year Ended June 30, 1994 (Predecessor)
  Allowance for doubtful accounts
    (deducted from contract receivables)               $  58,770            64,500            (1)    4,263        $ 127,533
----------------------------------------------------------------------------------------------------------------------------------



(1) Accounts deemed to be uncollectible (net of accounts collected that were previously deducted).