Form 10-Q
period 1996-09-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1996-11-22
CIK 911787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT

For the transition period from ________ to _________


                         Commission File Number 0-24242
                           PRODUCTIVITY TECHNOLOGIES CORP.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                      13-3764753
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                 520 Madison Avenue, New York, New York 10022
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 843-1480
                                 --------------
                           (Issuer's telephone number)

                               Not Applicable
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 1996: 2,125,000 shares $ .001 par value common stock.

                                    CONTENTS


Part I: Financial Information                                            Page

Item 1. Interim Financial Statements                                      3

        Consolidated Balance Sheets of The Company                      4-5

        Consolidated Statement of Operations of The
        Company and Statement of Operations of the Predecessor            6

        Consolidated Statement of Stockholders' Equity of The Company     7

        Consolidated Statement of Cash Flows of The Company and
        Statement of Cash Flows of the Predecessor                      8-9

        Notes to Financial Statements                                 10-15

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                    16-17

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                                18

Signatures                                                               19

PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARY

PART I: FINANCIAL INFORMATION


ITEM 1.     INTERIM FINANCIAL STATEMENTS


The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

The aforementioned consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and Productivity Technologies Corp. and Subsidiary's Form 10-K for the year ended June 30, 1996.

                                    Consolidated Balance Sheets of The Company


                                                                  September 30, 1996        June 30, 1996
----------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)             (Audited)

Assets
Current Assets
  Cash and cash equivalents                                         $   671,233               $  512,179
  Short-term investments, including accrued interest                    730,122                  965,255
  Contract receivables                                                6,283,631                7,958,159
  Notes receivable                                                         -                     240,606
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                 8,196,573                7,593,003
  Inventories                                                           742,216                  720,947
  Prepaid expenses and other                                             44,071                  220,494
  Deferred income taxes                                                 480,000                  480,000
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                 17,147,846               18,690,643
-------------------------------------------------------------------------------------------------------------------
Property and Equipment
  Land                                                                  231,000                  216,000
  Buildings and improvements                                          2,178,028                2,132,388
  Machinery and equipment                                             1,955,560                1,888,479
  Transportation equipment                                               31,500                   31,500
-------------------------------------------------------------------------------------------------------------------
                                                                      4,396,088                4,268,367
  Less accumulated depreciation                                         124,840                   27,928
-------------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                            4,271,248                4,240,439
-------------------------------------------------------------------------------------------------------------------
Other Assets
  Goodwill, net of accumulated amortization of $25,740
    and $10,923                                                       2,568,062                2,593,803
  Noncompetition agreement, net of accumulated
    amortization                                                        223,833                  228,083
  Other assets                                                          532,416                  270,803
-------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                    3,324,311                3,092,689
-------------------------------------------------------------------------------------------------------------------
                                                                    $24,743,405            $  26,023,771
-------------------------------------------------------------------------------------------------------------------



                 See accompanying notes to financial statements.

                   Consolidated Balance Sheets of The Company


                                                              September 30, 1996     June 30, 1996
----------------------------------------------------------------------------------------------------------
                                                                (Unaudited)            (Audited)

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                $ 2,161,356       $  2,444,411
  Line-of-credit                                                    6,283,258          7,188,558
  Accrued expenses
    Executive bonus agreement                                         618,805            753,778
    Commissions payable                                               479,267            544,248
    Payroll and related withholdings                                  283,135            438,274
    Federal and state income taxes                                       -               221,790
    Other                                                             545,422          1,052,237
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                               1,628,208            534,963
  Current maturities of long-term debt                                464,393            464,393
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                          12,463,844         13,642,652
Deferred Income Taxes                                                 779,000            779,000
Long-Term Debt, less current maturities                             2,112,895          2,228,786
-------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                  15,355,739         16,650,438
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock, $.001 par value, 1,000,000 authorized
    and none outstanding                                                -                  -
  Common stock, $.001 par value, 20,000,000 shares
    authorized and 2,125,000 outstanding                                2,125              2,125
  Additional paid-in capital                                        9,177,488          9,177,488
  Retained earnings                                                   208,053            193,720
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                          9,387,666          9,373,333
-------------------------------------------------------------------------------------------------------------------
                                                               $   24,743,405        $26,023,771
-------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

               Consolidated Statement of Operations of The Company and Statement of Operations of the Predecessor (Unaudited)


                                     The Company                Predecessor
                                  Three Months Ended         Three Months Ended
                                  September 30, 1996         September 30, 1995
-------------------------------------------------------------------------------
Net Sales                            $ 8,426,298             $  8,898,617
-------------------------------------------------------------------------------
Cost of Sales                          6,325,350                6,109,930
-------------------------------------------------------------------------------
Gross Profit                           2,100,948                2,788,687
Selling, General and Administrative
 Expenses                              1,842,258                1,775,256
Officers' Bonuses                         70,360                  654,665
-------------------------------------------------------------------------------
Income From Operations                   188,330                  358,766
-------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                         19,157                   11,772
  Interest expense                      (187,853)                (152,356)
  Miscellaneous                           19,199                    3,806
-------------------------------------------------------------------------------
Total Other Expenses                    (149,497)                (136,778)
-------------------------------------------------------------------------------
Income Before Income Taxes                38,833                  221,988
Income Taxes                             (24,500)                 (96,486)
-------------------------------------------------------------------------------
Net Income                                14,333                  125,502
-------------------------------------------------------------------------------
Net Income Per Share of
 Common Stock                              $ .01
-------------------------------------------------------------------------------
Weighted Average Number of
 Common Shares Outstanding             2,125,000
-------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

    Consolidated Statement of Stockholders' Equity of The Company (Unaudited)


                                                                           Additional                       Total
                                                 Common Stock               Paid-In        Retained      Stockholders'
                                             Shares          Amount         Capital        Earnings          Equity
---------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1996                     2,125,000        $ 2,125      $ 9,177,488        $193,720      $9,373,333

Net income                                     -              -                 -            14,333          14,333
-------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996               2,125,000        $ 2,125      $ 9,177,488$        208,053      $9,387,666
-------------------------------------------------------------------------------------------------------------------



                 See accompanying notes to financial statements.

               Consolidated Statement of Cash Flows of The Company and Statement of Cash Flows of the Predecessor (Unaudited)


                                                           The Company                 Predecessor
                                                         Three Months Ended        Three Months Ended
                                                         September 30, 1996        September 30, 1995
----------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net income                                                 $ 14,333               $  125,502
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Depreciation                                               96,912                   76,862
    Amortization                                               29,991                    4,250
    Deferred income taxes                                         -                         92
    Changes in operating assets and liabilities
     Contract receivables                                   1,674,528                 (505,430)
     Inventories, prepaid expenses and other                 (106,459)                  (3,703)
     Costs and estimated earnings in excess of
      billings on uncompleted contracts - net effect          489,675               (1,933,736)
     Accounts payable, accrued expenses and other          (1,366,753)                 514,836
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities           832,227               (1,721,327)
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Collection of notes receivable                              240,606                      -
  Maturity of U.S. Government securities deposited
   in trust fund                                              235,133                      -
  Expenditures for property and equipment                    (127,721)                (79,902)
  Increase of notes receivable                                   -                    (30,625)
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities           348,018                (110,527)
-------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

               Consolidated Statement of Cash Flows of The Company and Statement of Cash Flows of the Predecessor (Unaudited)


                                                                          The Company                   Predecessor
                                                                   Three Months Ended             Three Months Ended
                                                                   September 30, 1996             September 30, 1995
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Net borrowings (payments) - line-of-credit                           (905,300)                       1,973,620
  Payments on long-term debt, capital
   leases and notes payable                                            (115,891)                        (148,679)
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities                  (1,021,191)                       1,824,941
-------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) In Cash and Cash Equivalents                    159,054                           (6,913)
Cash and Cash Equivalents, at beginning of period                       512,179                           17,253
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, at end of period                           $ 671,233                         $ 10,340
-------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
  Cash Paid During the Period For
   Interest                                                           $ 187,853                        $ 152,356
   Income taxes                                                          24,500                           96,486
-------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                    Notes to Financial Statements (Unaudited)


1.    Basis of Presentation

The accompanying unaudited financial statements as of September 30, 1996 and for the three months then ended and for the three months ended September 30, 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at June 30, 1996 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the period ended June 30, 1996.

2. Summary of Significant Accounting Policies

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

The accompanying financial statements presented for the three months ended September 30, 1996 include the accounts of PTC and its wholly-owned subsidiary, Atlas (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

The  accompanying  financial  statements  presented  for the three  months ended
September  30,  1995   represent   the   financial   statements  of  Atlas  (the
"Predecessor").

Nature of Business

The Company is a manufacturer of automated industrial systems, machinery, equipment, components and engineering services. It operates with two manufacturing plants and three sales and engineering offices. The main plant is located in Fenton, Michigan with an additional plant operating in nearby Linden, Michigan.

Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotive- related customers have accounted for the majority of total annual sales.

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

Net Income Per Common Share

Net income per common share for the three months ended September 30, 1996 has been computed based on the weighted average number of common and diluted common equivalent shares outstanding.

3.    Commitments

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

(2) As of September 30, 1996, the Company had outstanding commitments for the purchase of real estate and the construction of a new facility totaling approximately $3,500,000.

4.    Contingencies

(1) The Company has received a "Demand For Arbitration" dated October 1, 1996 by a former customer who alleges, among other issues, a $15,400,000 claim for damages resulting from a breach of contract and breach of warranties related to the design and manufacture of certain industrial equipment. The Company believes the lawsuit is without merit and will vigorously defend its position. Further, with respect to the alleged damages, the total purchase amount on this contract was $1,360,000. The former customer has acknowledged receiving the Company's standard terms and conditions. These terms and conditions provide in pertinent part that the Company will not, in any event, be liable for any incidental or consequential damages, including loss of profits. Further, the Company warranty policy states that the buyer's sole remedy is limited to either repair or replacement of the equipment or defective parts, or, after negotiated settlement, return of the goods to seller. While the final outcome of the litigation cannot be determined at this early date in the proceedings, management believes that the final outcome will not have a material adverse effect on the Company's results of operations or its financial position. The Company is not involved as a defendant in any other substantial litigation.

5. Pro Forma Condensed Consolidated Statement of Operations

     The following unaudited pro forma condensed statement of operations for the three months ended September 30, 1995 is presented as if the Company had completed the merger of Atlas on July 1, 1995.

     This unaudited pro forma financial statement is not necessarily indicative of what the actual results of operations of the Company would have been. In management's opinion, all adjustments necessary to reflect the formation of the Company and the effects of the offering have been made. These adjustments include the following:

(1) The unaudited pro forma consolidated statement of operation is presented assuming that no PSAC stockholders will request conversion of their shares. No such requests were made.

(2) The excess of the purchase price over the book value of Atlas' stockholders equity is allocated to property and equipment (based on a recent appraisal) and to goodwill. Additional depreciation on property, plant and equipment based on a 20-year life, and amortization of goodwill based on a 25-year life has been charged to operations.

(3) Pro forma amounts payable to Atlas senior management under new employment agreements after the merger (based on Atlas operating income, as adjusted).

(4) The elimination of interest income on the portion of PSAC's investment in a U.S. government security deposited in the Trust Fund.

(5) Consolidated income tax provision at an effective rate of 40% on taxable income after adding back non-deductible amortization of goodwill.

                                                       Pro Forma
                                                       Three Months Ended
                                                       September 30, 1995
-------------------------------------------------------------------------------
Net Sales                                              $8,898,617
------------------------------------------------------------------------------
Cost of Sales                                           6,109,930
-------------------------------------------------------------------------------
Gross Profit                                            2,788,687
Selling, General and Administrative Expenses            1,653,244
Officers' Bonuses                                         380,142
-------------------------------------------------------------------------------
Income From Operations                                    755,301
------------------------------------------------------------------------------
Other Income (Expense)
    Interest income                                        33,831
    Interest expense                                     (152,356)
    Miscellaneous                                           3,806
-------------------------------------------------------------------------------
Total Other Expenses                                     (114,719)
-------------------------------------------------------------------------------
Income Before Income Taxes                                640,582
Income Taxes                                             (264,000)
-------------------------------------------------------------------------------
Net Income                                                376,582
-------------------------------------------------------------------------------
Net Income Per Share of Common Stock                   $      .18
-------------------------------------------------------------------------------
Weighted Average Number of Common Shares
   Outstanding                                          2,125,000
-------------------------------------------------------------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


Effective May 23, 1996, the Company entered into a Merger Agreement with Atlas Technologies, Inc. whereby Atlas became a wholly-owned subsidiary of the Company. Financial statements after that date are those of the new reporting entity and are not fully comparable to pre-merger periods.

Unaudited sales revenues for the quarter ending September 30, 1996 were $8,426,298, down 5% from sales of $8,898,617 for the quarter ending September 30, 1995. Lower sales in the first quarter of fiscal 1997 were primarily due to lower levels of job completion recognized under Atlas's percentage-of-completion accounting method. See "Revenue and Cost Recognition" explained in footnote 2 above. Atlas's lower percentage of completion levels in the first quarter of 1996 are attributable primarily to a change in product mix and the introduction of a new line of destackers. Order bookings and backlog continued to increase during the first quarter ending September 30, 1996, compared to the year ago period ending September 30, 1995. Net new orders for the quarter ending September 30, 1996 were approximately $10.8 million, a 40% increase from 1995 first quarter order bookings of $7.7 million. Backlog at September 30, 1996 was approximately $20.6 million up 17% from the $17.6 million backlog at September 30, 1995.

Costs of products sold for the first quarter 1996 was $6,325,350, compared to $6,109,930 for the first quarter 1995. The 4% increase on lower sales was primarily due to a change in the mix of products as well as the high standardization and product development costs related to the introduction and shipment of the first of a series of new destacker units. Excluding the new destacker units, which accounted for approximately 30% of first quarter sales, the cost of sales levels associated with the remainder of revenues were at levels consistent with prior periods.

Higher cost of sales resulted in gross profit for the quarter ending 1996 of $2,100,948, down 25% relative to gross profit of $2,788,687 for the quarter one year ago.

Consolidated selling, general and administrative expenses including officers' bonuses during the first quarter were $1,912,618 during the first quarter, compared to $2,429,921 for Atlas alone during the first quarter of 1995, a decrease approximating 22%. Primary factors for the decrease were lower executive compensation expenses and bonus accruals, as well as smaller legal and accounting expenses in the first quarter of 1996 as compared to higher professional fees incurred by both PTC and Atlas in the first quarter of fiscal 1995 for the acquisition of Atlas by PTC during the last fiscal year.

Consolidated earnings before interest and taxes decreased approximately 14%, from $38,833 during the first quarter 1996 compared to $221,988 during the quarter one year ago, due primarily to lower gross margins on the first shipment of this new destacker units.

Atlas' net income for the quarter ending September 30, 1996 was approximately $160,400, an increase of 28% compared to first quarter 1995 adjusted earnings approximating $14,300, or $0.01 per share.

Liquidity and Capital Resources

The Company believes that its principal long-term capital requirement has been and is expected to continue to be the funding of capital expenditures to improve and expand Atlas' facility and marketing efforts and the financing of day-to-day Atlas operations.

At September 30, 1996, the Company had borrowings outstanding of $2,527,288 under various term loans, of which the current portion was $464,393. This compares with Atlas' borrowings at September 30, 1995 of $3,160,060, of which the current portion was $577,050. In addition to the term loans, during the first quarter of fiscal 1997, the Company entered into a new revolving credit agreement with its primary lender, which increased the available revolving bank line of credit from $8.0 million to $14 million and a two year revolving line of credit including long-term debt and lowered the interest rate from the level charge previously. At September 30, 1996, borrowings under this facility were $8,787,186. Borrowings under this credit facility bear interest at the adjustable rate of 1.2% over the bank's prime rate and are due on May 31, 1997. The Company believes that, as a result of its revolving facility, its short-term credit facilities are adequate to support its business operation at current and near-term anticipated sales levels.

The Company believes Atlas is reaching capacity at its present manufacturing facilities. Construction on Atlas' third manufacturing plant, located across the street from its main manufacturing facility in Fenton, Michigan, presently is underway. Construction is expected to be completed early in the fourth quarter of the current fiscal year. The expansion will increase plant capacity by approximately 80% and gives Atlas the capability to handle its growing backlog. The expansion is expected to cost $3.5 million, and the funding is in place. Atlas' primary lender assisted with a $3.5 million revenue bond financing for the new plant.

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         27    Financial Data Schedule (filed electronically only).

     B.  Reports on Form 8-K -- None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRODUCTIVITY TECHNOLOGIES CORP.

Date:  November 21, 1996            By: /s/ Samuel N. Seidman
                                       ------------------------------
                                       Samuel N. Seidman, President


Date:  November 21, 1996            By: /s/ Jesse Levine
                                        ------------------------------
                                        Jesse Levine, Chief Financial Officer