Form 10-Q
period 1996-12-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1997-02-14
CIK 911787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - December 31, 1996

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 14, 1997: 2,125,000 shares $ .001 par value common stock.

                                    CONTENTS

                                                                        Page

Part I : Financial Information for
         Productivity Technologies, Inc. (PTC) and
         Subsidiary Atlas Technologies, Inc. (Atlas)

Item 1.  Interim Financial Statements                                     3

         Consolidated Balance Sheets of PTC and Atlas                    4-5

         Consolidated Statements of Operations of PTC and Atlas
         Company and Statements of Operations of the Predecessor (Atlas)  6

         Consolidated Statements of Stockholders' Equity of the Company   7

         Consolidated Statements of Cash Flows of PTC and Atlas and
         Statement of Cash Flows of the Predecessor  (Atlas)             8-9

         Notes to Financial Statements                                  10-15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.         ( Atlas)                    16-18

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 19

Signatures                                                                20

PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARY

PART I:           FINANCIAL INFORMATION


ITEM 1.           INTERIM FINANCIAL STATEMENTS


The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instruction to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operation results for the six months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

The aforementioned consolidated financial statements should be read in conjunction with Productivity Technologies Corp. and Subsidiary's Form 10-K for the fiscal year ended June 30, 1996. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 1996 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Balance Sheet of PTC and Atlas and the Balance Sheet of the Predecessor

                                                  Consolidated
Assets                                           December 31, 1996 June 30, 1996
                                                   (Unaudited)      (Audited)
Current Assets
    Cash and cash equivalents ......................   $   447,969   $   512,179
    Short-term investments, including  accrued           4,205,732       965,255
       interest
    Contracts receivable ...........................     7,178,332     7,958,159
    Notes receivable ...............................       201,614       240,606
    Costs and estimated earnings in excess of
      billings on uncompleted contracts ............     8,868,701     7,593,003
    Inventories ....................................       766,247       720,947
    Prepaid expenses and other .....................        78,851       220,494
    Deferred income taxes ..........................       480,000       480,000
--------------------------------------------------------------------------------
Total Current Assets ...............................    22,227,446    18,690,643
--------------------------------------------------------------------------------
Property and Equipment
    Land ...........................................       659,014       216,000
    Buildings and improvements .....................     2,136,796     2,132,388
    Machinery and equipment ........................     2,021,606     1,888,479
    Transportation equipment .......................        31,500        31,500
    Building construction in progress ..............     1,503,830
--------------------------------------------------------------------------------
        Total Fixed Assets .........................     6,352,746     4,268,367
        Less Accumulated Depreciation ..............       222,854        27,928
--------------------------------------------------------------------------------
Net Property and Equipment .........................     6,129,892     4,240,439
--------------------------------------------------------------------------------
Other Assets
    Goodwill, net of accumulated amortization ......     2,542,322     2,593,803
    Noncompetition agreement, net of amortization ..       219,583       228,083
    Other assets ...................................       816,809       270,803
--------------------------------------------------------------------------------
Total Other Assets .................................     3,578,714     3,092,689
--------------------------------------------------------------------------------
Total Assets .......................................   $31,936,052   $26,023,771
--------------------------------------------------------------------------------

    See accompanying notes to Financial Statements.

Consolidated Balance Sheet of PTC and Atlas and the Balance Sheet of the Predecessor


                                                   Consolidated
                                                December 31, 1996 June 30, 1996
                                                  (Unaudited)       (Audited)
Liabilities and Stockholders' Equity
Current Liabilities
    Accounts payable ...............................   $ 2,166,064   $ 2,444,411
    Line-of-credit  (see pg.17) ....................          --       7,188,558
    Accrued liabilities
    Payroll, executive bonuses and
       related withholdings ........................       815,720     1,192,052
    Federal and State income taxes .................       221,790
    Other accrued liabilities ......................     1,516,699     1,596,485
    Billings in excess of costs and estimated
       earnings on uncompleted contracts ...........       957,382       534,963
    Current maturities of long term debt ...........       271,212       464,393
--------------------------------------------------------------------------------
Total Current Liabilities ..........................     5,727,077    13,642,652
--------------------------------------------------------------------------------
Deferred Income Taxes ..............................       779,000       779,000
Long Term Debt Less Current Maturities .............    15,934,494     2,228,786
--------------------------------------------------------------------------------
Total Liabilities ..................................    22,440,571    16,650,438
--------------------------------------------------------------------------------
Stockholders' Equity
    Preferred Stock, .001 par value, 1,000,000             --            --
       authorized and none outstanding
    Common Stock, .001 par value, 20,000,000
       shares authorized and 2,125,000 outstanding .         2,125         2,125
    Additional paid-in capital ..................        9,177,488     9,177,488
    Retained earnings ...........................          315,868       193,720
--------------------------------------------------------------------------------
Total Stockholders' Equity .........................     9,495,481     9,373,333
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity .........   $31,936,052   $26,023,771
--------------------------------------------------------------------------------

    See accompanying notes to Financial Statements.

Consolidated Statements of Operations of PTC and Atlas and Statements of Operations of the Predecessor (Unaudited)


                                                        Quarter Ended                  Six Months Ended
                                              Consolidated         Predecessor       Consolidated         Predecessor
                                              Dec 31, 1996        Dec 31, 1995       Dec 31, 1996        Dec 31, 1995
Net Sales                                       $9,386,486          $8,019,804        $17,812,784         $16,918,421
------------------------------------------------------------------------------------------------- -------------------
Cost of Sales                                    7,156,886           5,293,517         13,482,236          11,403,448
------------------------------------------------------------------------------------------------- -------------------
Gross Profit                                     2,229,600           2,726,287          4,330,548           5,514,973
Selling, General and Administrative
  expenses, including officers' bonuses          1,885,507           2,396,004          3,798,125           4,825,924
---------------------------------------------------------------------------------------------------------------------
Income (Loss)  From Operations                     344,093             330,283            532,423             689,049
---------------------------------------------------------------------------------------------------------------------
Other Income ( Expenses)
    Interest income                                 17,877              11,054             37,034              22,826
    Interest expense                             (208,174)           (136,544)          (396,027)           (288,900)
    Miscellaneous                                   14,516              17,300             33,715              21,106
---------------------------------------------------------------------------------------------------------------------
Total Other Expenses                             (175,781)           (108,190)          (325,278)           (244,968)
------------------------------------------------------------------------------------------------- -------------------
Income (Loss)  Before Income Taxes                 168,312             222,093            207,145             444,081
Income Taxes                                        60,500              96,531             85,000             195,315
---------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                  107,812             125,562            122,145             248,766
------------------------------------------------------------------------------------------------- -------------------
Net Income Per Share of
    Common Stock                                     $0.05               $0.06              $0.06               $0.12
------------------------------------------------------------------------------------------------- -------------------
Weighted Average Common
    Shares Outstanding                           2,125,000           2,125,000          2,125,000           2,125,000
------------------------------------------------------------------------------------------------- -------------------


    See accompanying notes to Financial Statements.

Consolidated Statements of Stockholders' Equity of the Company (Unaudited)


                                                           Additional                          Total
                                  Common Stock               Paid-In        Retained       Stockholders'
                               Shares        Amount          Capital        Earnings           Equity
Balance, July 1, 1996           2,125,000     $2,125      $9,177,488        $193,720          $9,373,333

Net Income                           -           -             -               $122,145            $122,145
                              ------------   --------     ------------     ----------         ------------
Balance, December 31, 1996      2,125,000     $2,125      $9,177,488        $315,865          $9,495,478
-------------------------- ----------------------------- --------------- -----------------------------------

See accompanying notes to financial statements.

    Consolidated Statements of Cash Flows of Atlas and PTC and Statement of Cash Flows of the Predecessor (Unaudited)



                                                                     Consolidated                Predecessor
                                                                 Six Months Ended           Six Months Ended
                                                                December 31, 1996          December 31, 1995
Cash Flow From Operating Activities
    Net Income                                                       $122,148                  $251,063
    Adjustments to reconcile net income to net cash
       provided by (used in ) operating activities:
    Depreciation                                                      194,926                    165,714
    Amortization                                                     (122,561)                     8,500
    Deferred income tax                                              (109,647)                        92
    Changes in operating assets and liabilities
    Contracts receivable                                              779,827                (3,056,733)
    Inventories, prepaid expenses and other                            96,343                   (44,233)
    Costs and estimated earnings in excess of                        (853,279)                1,295,033
      billings on uncompleted contracts
    Accounts payable, accrued expenses and other                     (956,255)                  164,449
------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Operating Activities                  (848,498)               (1,216,115)
------------------------------------------------------------------------------------------------------------



    See accompaying notes to financial statements.

    Consolidated Statement of Cash Flows of Atlas and PTC and Statement of Cash Flows of the Predecessor (Unaudited)

                                                                  Consolidated                Predecessor
                                                                 Six Months Ended           Six Months Ended
                                                                 December 31, 1996          December 31, 1995
                                                                  (Unaudited)                 (Audited)
Cash Flows From Investing Activities
    Collection of Notes Receivable                                     38,992                    104,159
    Investment of  US Securities                                   (3,240,477)                         0
    Expenditures for property and equipment                        (2,084,378)                  (264,282)
    Increase in notes receivable                                     (253,818)                  (139,824)
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Investing Activities                (5,539,680)                  (299,947)
------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
    Net borrowings (payments) - line of credit                     (7,188,558)                 1,896,620
    (Payments) or Borrowings  on long term                           (193,181)                   (14,875)
     debt, capital leases and notes payable
    Proceeds from additional long-term debt                        13,705,708                    413,471
    Distribution to former stockholders                                                         (700,000)
------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Financing Activities                 6,323,969                  1,595,216
------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) In Cash and Cash                              (64,210)                    79,154
  equivalents
Cash and Cash equivalents at the beginning of                         512,179                     17,253
  the period
------------------------------------------------------------------------------------------------------------
Cash and Cash equivalents at the end of the                           447,969                     96,407
  period
------------------------------------------------------------------------------------------------------------
    Supplemental Cash Flow Information
    Cash Paid during the period for:
    Interest                                                         $396,027                   $288,900
    Income Taxes                                                      $85,000                   $195,315
------------------------------------------------------------------------------------------------------------



    See accompaying notes to financial statements.

                    Notes to Financial Statements (Unaudited)


1.       Basis of Presentation

     The accompanying unaudited financial statements at December 31, 1996 have and for the three months and six months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at June 30, 1996 has been derived from the audited consolidated financial statements at that date. Operating results for the second quarter ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2.       Summary of Significant Accounting Policies

Formation of the Company and Basis of Presentation

     The Company was incorporated in June 1993 under the name Production Systems Acquisition Corporation with the objective of acquiring an operating business engaged in the production systems industry. The Company originally selected March 31 as its fiscal year-end. The Company completed an initial public offering ("Offering") of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1995 The Company changed its name to Productivity Technologies Corp. (PTC), and acquired through merger Atlas Technologies, Inc. (Atlas) as a wholly owned subsidiary.

     The accompanying financial statements presented for the second quarter ended December 31, 1996 include the consolidated accounts of PTC and Atlas. All significant inter-company accounts and transactions have been eliminated upon consolidation.

     The accompanying financial statements presented for the second quarter ended December 31, 1995 represent the financial statements of Atlas (the "Predecessor").

Nature of Business

     Atlas Technologies, Inc. is Productivity Technologies Corp's sole operating subsidiary. Atlas is a leading innovator and supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and appliance metal stamping operations. Atlas operates two manufacturing plants and three sales and engineering offices. The main plant is located in Fenton, Michigan with an additional plant operating in nearby Linden, Michigan.

     Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotive related customers have accounted for the majority of sales during the past two years.

Revenue and Cost Recognition

     Contract revenues from fixed price contracts, and the related contract costs, are recognized using the percentage-of-completion method. The percentage-of-completion method measures the percentage of contract costs incurred to date and compares these costs to the total estimated costs for each contract. The Company estimates the status of individual contracts when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job condition, estimated profitability, and final contract settlement may result in revisions to costs and income, and are recognized in the period the revisions are determined.

     Revenues from time-and-material contracts are recognized currently as the work is performed.

Net Income Per Common Share

     Net income per common share for the second quarter ended December 31, 1996 has been computed based on the weighted average number of common and diluted common equivalent shares outstanding.


3.       Commitments

               (1) In connection with the merger agreement, Atlas has entered into employment agreements which changed the compensation of two executive officers of Atlas. The employment agreements in regards to annual compensation are identical, except that one agreement expires on December 31,1998, and the other expires on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of the Company. Annual compensation under each agreement is $195,052, subject to cost of living increases after December 31, 1997.


               The Employment agreements also provide for two bonus calculations based on the earnings of Atlas before interest and taxes (as defined). Under one of the bonus arrangements, each of the two executives mentioned in the above paragraph will be paid $208,333 for each of the six years beginning January 1, 1996 in which the "Adjusted Earnings" of Atlas (as defined in the related agreements) exceeds $2,000,000.


               Under the second bonus arrangement, if during the five years beginning January 1, 1996, the "Average Adjusted Earnings" (as defined in the related agreements) are at least $2,626,000, each executive will be paid, at the end of the fifth year (December 31, 2000), an amount equal to the amount by which such average earnings exceed $2,626,000. Both bonus arrangements are also subject to various conditions described in the related agreements. The bonus arrangements do not terminate in the event of death of the executive, but payments will be reduced by the amount of insurance benefits paid to the executive's estate pursuant to life insurance in effect.

          4.      Contingencies

               (1) Atlas has received a "Demand For Arbitration" dated October 1, 1996 by a former customer who alleges, among other issues, a $15,400,000 claim for damages resulting from a breach of contract and breach of warranties related to the design and manufacture of certain industrial equipment. Atlas believes the lawsuit is without merit and will vigorously defend its position. Further, with respect to the alleged damages, the total purchase amount on this contract was $1,360,000. The former customer has acknowledged receiving Atlas's standard terms and conditions. These terms and conditions provide in pertinent part that Atlas will not, in any event, be liable for any incidental or consequential damages, including loss of profits. Further, the Atlas warranty policy states that the buyer's sole remedy is limited to either repair or replacement of the equipment or defective parts, or, after negotiated settlement, return of the goods to seller. While the final outcome of the litigation cannot be determined at this early date in the proceedings, management believes that the final outcome will not have a material adverse effect on the Company's results of operations or its financial position. Neither Atlas nor the Company is involved as a defendant in any other substantial litigation. The arbitration was initially reported in the Companys' Report on Form 10-K for the year ended June 30, 1996.

               (2)  Atlas is  undergoing  a Federal  tax  audit by the  Internal
          Revenue service for the fiscal year ended June 30, 1995 and on January 21, 1997 received the auditor's initial findings. The main areas of review are research and experimentation tax credits Atlas has calculated and filed over the past several years. The IRS has disqualified $306,600 and assessed $38,700 in interest for the fiscal year ended June 30, 1995. Atlas also had additional research tax credits which were to be carried forward and used to reduce federal taxes up to $481,400 and applied against 1996 and 1997 alternative minimum federal income tax payments. This has been disqualified at this time. Atlas believes this issue is a matter of interpretation of the research and experimentation regulations and is vigorously opposing these findings and will contest the disqualification. This development may had an adverse effect on the Company's cash flow and future financial statements which is dependent on the appeals process and its outcome. Pursuant to the Merger Agreement, $1,000,000 of the merger consideration payable to the two former principal stockholders of Atlas is being held in escrow to secure repayment of amounts by which the net worth of the Company at December 31, 1995 is below $3,196,084. Any prospective disallowance by the IRS of the credit for periods ending prior to that date would be taken into account in determining such net worth. If the amount of all such adjustments is in excess of $1,000,000, the two former stockholders are obligated to refund the excess to the Company.

5.       Pro Forma Condensed Consolidated Statement of Operations

         The following unaudited pro forma condensed statement of operations for the second quarter ended December 31, 1995 is presented as if the Company had completed the merger of Atlas on July 1, 1995.

         This unaudited pro forma financial statement is not necessarily indicative of the actual results if operations of Atlas would have been merged on July 1, 1995. In management's opinion, all adjustments necessary to reflect the formation of the Company and the effects of the Offering have been made. These adjustments include the following:

(1)      The  unaudited  pro  forma  consolidated   statement  of  operation  is
         presented assuming that no PTC stockholders would request conversion of their shares. No such requests were made.

(2) The excess of the purchase price over the book value of Atlas' stockholders equity is allocated to property and equipment (based on a recent appraisal) and to goodwill. Additional depreciation of property, plant and equipment based on a 20-year life and amortization of goodwill based on a 25-year life has been charged to operations.

(3) Pro forma amounts payable to Atlas senior management under new employment agreements after the merger (based on Atlas operating income, as adjusted).

(4) The elimination of interest income on the portion of PTC's investment in US government security bonds.

(5) Consolidated income tax provision at an effective rate of 40% on taxable income after adding back non-deductible amortization of goodwill.

Unaudited Proforma Statement of Operations of the Predecessor


                                                                Pro Forma                Pro Forma
                                                             Consolidated             Consolidated
                                                            Quarter Ended         Six Months Ended
                                                            Dec. 31, 1995            Dec. 31, 1995

Sales                                                          $8,019,804              $16,918,421
Cost of Sales                                                   5,293,518               11,403,448
--------------------------------------------------------------------------------------------------
Gross Profit                                                    2,726,286                5,514,973
--------------------------------------------------------------------------------------------------
OPERATING EXPENSES                                                                       2,431,477
Officers' Bonus Expense                                           574,347                  954,489
Selling, General and Administrative                             1,704,652                4,312,385
--------------------------------------------------------------------------------------------------
Income from Operations                                            447,287                1,202,588
--------------------------------------------------------------------------------------------------
Other Income ( Expenses)
Interest Income                                                    25,095                   58,926
Interest Expense                                                (136,544)                (288,900)
Miscellaneous                                                      17,300                   21,106
--------------------------------------------------------------------------------------------------
Total Other Income (Expenses)                                    (94,149)                (208,868)
--------------------------------------------------------------------------------------------------
Income Before Income Taxes                                        353,137                  993,719
Income Taxes                                                      170,700                  434,700
--------------------------------------------------------------------------------------------------
Net Income                                                        182,437                  559,019
--------------------------------------------------------------------------------------------------
Net Income per Share of Common Stock                                $0.09                    $0.26
--------------------------------------------------------------------------------------------------
Weighted Average Number  of Common Shares
  Outstanding                                                   2,125,000                2,125,000
--------------------------------------------------------------------------------------------------


     Proforma illustrates the acquisition of Atlas (Predecessor) having been made at July 1, 1995. Officers' expense calculated using employment contract and a reduction of interest income for PTC's capital invested in the purchase of Atlas.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Effective May 23, 1996, the Company entered into a Merger Agreement with Atlas Technologies, Inc. whereby Atlas became a wholly-owned subsidiary of the Company. Financial statements after that date are those of the new reporting entity and are not fully comparable to pre-merger periods.

     Unaudited sales revenues for the quarter ended December 31, 1996 were $9,386,486, up 17% from the quarter ended December 31, 1995 of $8,019,804, and revenues for the six months ended December 31,1996 were $17,812,784, up 5% from $16,918,421 for the six months ended December 31, 1995. Increased sales were primarily due to higher levels of business. The order backlog as of December 31, 1996 was $18.5 million, down 15% from the December 31, 1995 backlog of $21.8 million, mainly due to increased production for the period and average closing of new orders. The volume of new business quotes, both domestic and foreign, is good.

     Costs of products sold for the quarter ended December 31, 1996 were $7,156,886, up 35% from $5,293,517 for the quarter ended December 31, 1995. Cost of products sold for the six months ended December 31, 1996 were $13,482,236, up 18% from $11,403,448 for the six months ended December 31, 1995. The 18% increase in cost of sales resulted from significant development expenses during the first two periods for a series of new large destackers, which are estimated to be 85% complete. Revenues on this specific contract accounted for over 27% of the sales volume and 34% of the cost of product sold. As this order moves into the final completion phase, cost of sales is expected to improve.

     Higher cost of sales resulted in an 18% reduction in gross profit for the quarter ended December 31, 1996 of $2,229,600, compared to $2,726,287 for the quarter ended December 31, 1995. Gross profits for the six months ended December 31,1996 were $4,330,548, down 21% from $5,514,973 for the six months ended December 31, 1995, due primarily to the high cost of development on a series of new large destackers and development cost incurred in designing and installing product for foreign customers.

     Consolidated selling, general and administrative (SG&A) expenses, including officers' bonuses during the quarter ended December 31, 1996, were $1,885,507, down 21% from $2,396,004 for the quarter ended December 31, 1995. For the six months ended December 31,1996, SG&A expenses were $3,798,125, down 21% from $4,825,924 for the six months then ended December 31, 1995. Primary factors for the SG&A decrease were lower executive compensation expenses and bonus accruals, as well as reduced legal and accounting expenses as compared to higher professional fees incurred by both PTC and Atlas in the first quarter of fiscal 1995 related to the acquisition of Atlas by PTC.

     Consolidated earnings from operations (net income before interest and income taxes) for the quarter ended December 31, 1996 were $344,093, up 4% from $330,283 for the quarter ended December 31, 1995. For the six months ended December 31,1996 earnings from operations were $532,423, down 23% from $689,049 for the six months ended December 31, 1995. This 23% reduction is due primarily to the development costs for the new destacker units.

     Net (consolidated) income for the quarter ended December 31, 1996 was $107,812, down 14% from the (predecessor's) net income of $125,562 for the quarter ended December 31, 1995. Net income for the six months ended December 31, 1996 was $122,145, down 51% from the (predecessor's) net income of $248,766 for the six months then ended December 31, 1995. The decrease in net income was partially caused by increased interest expense of $107,127 and amortization of goodwill of $51,480.

Liquidity and Capital Resources

     Atlas believes its principal long-term capital requirement has been and is expected to continue to be the funding of capital expenditures to improve and expand Atlas' facility and marketing efforts and the financing of day-to-day Atlas operations.

     During the quarter ended December 31, 1996, Atlas had entered into a new debt financing agreement with First of Chicago NBD. The bank consolidated all of Atlas' long and short term debts, bundling the various notes and lines of credit into one new two year committed line of credit, with increased maximum debt usage of $14,500,000 based on collateral of the company's receivables, work-in-process, and assets. Interest rates have been reduced to the bank prime rate and a revised amortization of certain asset based debt to quarterly payments of $62,500 which has reduced the overall annual principal payments requirements, improving the current ratio and working capital.

     As of December 31, 1996, Atlas also entered into an agreement with First of Chicago NBD to fund the construction of the new building and equipment through the sale of $4,500,000 in tax exempt Industrial Revenue Bonds (IRB). The proceeds are being used for the construction, furnishing and equipping of the new 59,000 sq. ft. manufacturing building. The unused portion has been invested and earns interest until spent. The bonds are state and federal tax exempt. Consequently, the floating rate of interest is significantly reduced compared to conventional construction or real-estate financing.

Terms:   1997    Interest only
         1998   $400,000 annual payment plus quarterly interest payments.
         1999   $400,000 annual payment plus quarterly interest payments
         2000   $400,000 annual payment plus quarterly interest payments
         2001 - 2011  $300,000 annual payment plus quarterly interest payments

     IRB closing costs of $184,409 have been incurred and were booked as a long term asset. These are being amortized over the 15 year life of the Industrial Revenue Bonds.

     At December 31, 1996, Atlas had financed debt of $11,637,590 under the line of credit, $4,500,000 under the Industrial Revenue Bond, payable over 15 years, and other debt of $68,155, compared to the June 30, 1996 total combined long term debt financing and line of credit balance of $9,881,737.

     The Company believes that, as a result of the new loan facility, its short-term credit availability is adequate to support its business operation at current and near-term anticipated sales levels.

     Working capital at December 31, 1996 was $16,500,369 and the current ratio was 3.9 to 1, compared to $5,047,991 and 1.4 to 1, respectively, for the company at June 30, 1996. This improvement resulted from the Company's consolidating the PTC and Atlas balance sheets, securing a committed line of credit for 24 months and reclassifying the total debt as long term debt. Atlas has retained the proceeds from the Industrial Revenue Bond. Under certain arbitrage guidelines, Atlas is able to invest the IRB proceeds in US securities until the funds are completely spent on the building and equipment.

     Management believes Atlas is reaching capacity at its present manufacturing facilities. Construction on Atlas' third manufacturing plant, located near its main manufacturing facility in Fenton, Michigan, is presently underway. Construction is expected to be completed early in May of 1997. The expansion will increase plant capacity by approximately 80% and will incur certain one time relocation and start up expenses in late June through August of 1997 .

Risks and Uncertainties

     Except for any historical information contained herein, the matters discussed in this 10-Q contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Such risks and uncertainties include the possibility that changes in economic conditions could adversely affect the demand for the Company's products by its customers, outcome of the IRS audit for year ending June 30, 1995 and higher than anticipated start-up expenses or delays for the new manufacturing facility.

Item 6.  Exhibits and Reports on Form 8-K

        A. Exhibits

           27     Financial Data Schedule (filed electronically only).

        B. Reports on Form 8-K -- None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PRODUCTIVITY TECHNOLOGIES CORP.


Date:     February 14, 1997              By:  /s/  Samuel N. Seidman
                                         Samuel N. Seidman, President



Date:    February 14, 1997               By:  /s/  Jesse Levine
                                         Jesse Levine, Chief Financial Officer