Form 10-Q
period 1997-03-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1997-05-15
CIK 911787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - March 31, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 1997: 2,125,000 shares $ .001 par value common stock.

                                    CONTENTS


                                                                                 Page
Part I :          Financial Information for                                        3
         Productivity Technologies Corp. (PTC) and
         Subsidiary Atlas Technologies, Inc. (Atlas)

Item 1.           Financial Statements

         Consolidated Balance Sheets of PTC and Atlas                              4-5

         Consolidated Statement of Operations of PTC and Atlas                     6
         Company and Statement of Operations of the Predecessor (Atlas)

         Consolidated Statement of Stockholders' Equity of the Company             7

         Consolidated Statement of Cash Flows of PTC and Atlas and                 8-9
         Statement of Cash Flows of the Predecessor (Atlas)

         Notes to Financial Statements                                             10-13

         Unaudited Proforma Statement of Operations of the Predecessor             14

Item 2.  Management's Discussion and Analysis of Financial Condition               15-17
         and Results of Operations.

Item 3   Management's Outlook for the remaining fiscal year ending
         June 30, 1997 and uncertainties.                                          17

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                          18

Signatures                                                                         19


PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARY

PART I:           FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instruction to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operation results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

The aforementioned consolidated financial statements should be read in conjunction with Productivity Technologies Corp. Report on Form 10-K for the fiscal year ended June 30, 1996. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 1996 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Consolidated Balance Sheet of PTC and Atlas and the Balance Sheet of the Predecessor

                                                                         Consolidated            Predecessor
                                                                           Unaudited               Audited
 Assets                                                                 March 31, 1997           June 30, 1996
 Current Assets

   Cash and cash equivalents                                               $400,746                $512,179
   Short-term investments, including accrued interest                     3,036,305                 965,255
   Contracts receivable                                                   6,165,910               7,958,159
   Notes receivable                                                                                 240,606
   Costs and estimated earnings in excess of
   billings on uncompleted contracts                                      8,609,712               7,593,003

   Inventories                                                              781,628                 720,947
   Prepaid expenses and other                                               295,922                 220,494
   Deferred income taxes                                                    479,790                 480,000

 Total Current Assets                                                    19,770,013              18,690,643
------------------------------------------------------------------------------------------------------------
 Property and Equipment

   Land                                                                     659,014                 216,000
   Buildings and improvements                                             2,136,795               2,132,388
   Machinery and equipment                                                2,437,917               1,888,479
   Transportation equipment                                                  31,500                  31,500
   Building construction in progress                                      2,486,564

   Total Fixed Assets                                                     7,751,790               4,268,367
   Less Accumulated Depreciation                                            327,663                  27,928
------------------------------------------------------------------------------------------------------------
 Net Property and Equipment                                               7,424,127               4,240,439
------------------------------------------------------------------------------------------------------------
 Other Assets
   Goodwill, net of accumulated amortization                              2,516,582               2,593,803
   Non-competition agreement, net of amortization                           215,333                 228,083

   Investment in subsidiary
   Merger related expenses net of amortization

   Deferred income taxes
   Other assets                                                             871,883                 270,803

 Total Other Assets                                                       3,603,798               3,092,689
------------------------------------------------------------------------------------------------------------
 Total Assets                                                           $30,797,938             $26,023,771
------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

 Consolidated Balance Sheet of PTC and Atlas and the Balance Sheet of the Predecessor

                                                                         Consolidated            Predecessor
                                                                           Unaudited                Audited
                                                                        March 31, 1997          June 30, 1996
 Liabilities and Stockholders' Equity

 Current Liabilities
    Accounts payable                                                      $1,236,683             $2,444,411
    Line-of-credit                                                             --                 7,188,558
    Accrued liabilities
    Payroll, executive bonuses and
    related withholdings                                                   1,112,082              1,192,052
    Federal and State income taxes                                           455,672                221,790
    Other accrued liabilities                                                893,561              1,596,485
    Billings in excess of costs and estimated
    earnings on uncompleted contracts                                      1,305,724                534,963
    Current maturities of long term debt                                     312,216                464,393

 Total Current Liabilities                                                 5,315,938             13,642,652
 Deferred Income Taxes                                                       779,000                779,000
 Long Term Debt Less Current Maturities                                   15,059,205              2,228,786
 Total Liabilities                                                        21,154,143             16,650,438
---------------------------------------------------------- ------------------------- -- -------------------
 Stockholders' Equity

    Preferred Stock, .001 par value, 1,000,000 authorized                      --                     --
    authorized and non outstanding
    Common Stock, .001 par value, 20,000,000
    shares authorized and 2,125,000 outstanding                                2,125                  2,125
    Additional paid-in capital                                             9,177,488              9,177,488
    Retained earnings                                                        464,183                193,720

 Total Stockholders' Equity                                                9,643,796              9,373,333
---------------------------------------------------------- ------------------------- -- -------------------
 Total Liabilities and Stockholders' Equity                              $30,797,939            $26,023,771
---------------------------------------------------------- ------------------------- -- -------------------


                 See accompanying notes to financial statements.

 Consolidated Statement of Operations of PTC and Atlas (unaudited) and Statements of Operations of the Predecessor (audited)

                                                                 Quarter Ended                         Nine Months Ended
                                              Consolidated         Predecessor       Consolidated         Predecessor
                                               Mar 31,1997         Mar 31,1996        Mar 31,1997         Mar 31,1996
                                             ---------------    ---------------     ---------------   ---------------
 Net Sales                                     $7,565,805          $8,922,629        $25,378,589         $25,841,050
------------------------------------------------------------------------------------------------- -------------------
 Cost of Sales                                  5,206,821           6,610,439         18,689,057          18,013,887
------------------------------------------------------------------------------------------------- -------------------
 Gross Profit                                   2,358,984           2,312,190          6,689,532           7,827,163
 Selling, General and Administrative
 Expenses, including officers' bonuses          1,888,519           1,877,302          5,686,644           6,703,226
------------------------------------------------------------------------------------------------- -------------------
 Income (Loss)  From Operations                   470,465             434,888          1,022,888           1,123,937
------------------------------------------------------------------------------------------------- -------------------
 Other Income ( Expenses)
    Interest income                                73,057               9,479            110,091              32,305
    Interest expense                             (310,132)           (122,009)          (706,159)           (410,910)
    Miscellaneous                                   5,928              18,001             39,643              39,107
------------------------------------------------------------------------------------------------- -------------------
 Total Other Expenses                            (231,147)            (94,529)          (556,425)           (399,497)
------------------------------------------------------------------------------------------------- -------------------
 Income (Loss)  Before Income taxes               239,318             340,359            446,463             784,440
 Income Taxes                                      91,000             182,620            176,000             375,637
------------------------------------------------------------------------------------------------- -------------------
 Net Income (Loss)                                148,318             157,739            270,463             408,802
------------------------------------------------------------------------------------------------- -------------------
 Net Income Per Share of
    Common Stock                                    $0.07               $0.07              $0.13               $0.19
------------------------------------------------------------------------------------------------- -------------------
 Weighted Average Common
    Shares Outstanding                          2,125,000           2,125,000          2,125,000           2,125,000
------------------------------------------------------------------------------------------------- -------------------


                 See accompanying notes to financial statements.

  Consolidated Statement of Stockholders' Equity of PTC (unaudited)



                                                                  Additional                                Total
                                              Common Stock         Paid-In            Retained           Stockholders'
                                Shares           Amount            Capital            Earnings              Equity
                               ---------      --------------      ------------       -----------         -------------
Balance, July 1, 1996          2,125,000          $2,125           $9,177,488         $193,720             $9,373,333

Net Income                                                                            $270,463               $270,463
----------------------------------------------------------------------------------------------------------------------
Balance,                       2,125,000          $2,125           $9,177,488         $464,183             $9,643,796
March 31, 1997
----------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

 Consolidated Statement of Cash Flows of Atlas and PTC (unaudited) and Statement of Cash Flows of the Predecessor (audited)


                                                                     Consolidated                Predecessor
                                                                   Nine Months Ended          Nine Months Ended
                                                                    March 31, 1997             March 31, 1996
 Cash Flow From Operating Activities
    Net Income                                                         $270,463                   $251,063
    Adjustments to reconcile net income to net cash
    provided by (used in ) operating activities:
    Depreciation                                                        299,735                    265,152
    Amortization                                                       (386,304)                    12,750
    Deferred income tax                                                     210                    (12,564)

    Changes in operating assets and liabilities:
    Contracts receivable                                              1,792,249                 (1,586,267)
    Inventories, prepaid expenses and other                            (136,109)                  (329,120)
    Costs and estimated earnings in excess of                          (245,948)                (1,036,334)
    billings on uncompleted contracts
    Accounts payable, accrued exp. and other                         (1,756,740)                   602,812
 Net Cash Provided by (Used In) Operating Activities                   (162,444)                (1,832,508)
------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

 Consolidated Statement of Cash Flows of Atlas and PTC (unaudited) and Statement of Cash Flows of the Predecessor (audited)


                                                                   Consolidated               Predecessor
                                                                Nine Months Ended          Nine Months Ended
                                                                  March 31, 1997             March 31, 1996
 Cash Flows From Investing Activities
    Collection of Notes Receivable                                      240,606                    346,119
    Investment of  US Securities                                     (2,071,050)                         0
    Expenditures for property and equipment                          (3,483,422)                  (357,611)
    Increase in notes receivable                                       (124,806)                  (121,506)
 Net Cash Provided by (Used In) Investing Activities                 (5,438,672)                  (132,998)
------------------------------------------------------------------------------------------------------------

 Cash Flows From Financing Activities
    Net borrowings (payments) - line of credit                       (7,188,558)                 2,307,820
    (Payments) or Borrowings  on long term                             (152,177)                   (14,875)
    debt, capital leases and notes payable

    Proceeds from additional long-term debt                          12,830,419                    278,790
    Distribution to former stockholders                                                           (542,260)
-------------------------------------------------------------------------------------------------------------
 Net Cash Provided by (Used In) Financing Activities                  5,489,684                  2,029,475
------------------------------------------------------------------------------------------------------------

 Net Increase (Decrease) In Cash and Cash equivalents                  (111,433)                    63,969
 Cash and Cash equivalents at the beginning of the period               512,179                     17,253
------------------------------------------------------------------------------------------------------------
 Cash and Cash equivalents at the end of the period                     400,746                     81,222
------------------------------------------------------------------------------------------------------------
    Supplemental Cash Flow Information
    Cash Paid during the period for:
    Interest                                                           $706,159                   $410,909
    Income Taxes                                                       $176,000                   $375,637
------------------------------------------------------------------------------------------------------------



                 See accompanying notes to financial statements.

                    Notes to Financial Statements (Unaudited)


1.       Basis of Presentation

The accompanying unaudited financial statements for the third quarter ended March 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at June 30, 1996 has been derived from the audited consolidated financial statements at that date. Operating results for the third quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the period ended June 30, 1996.

2.       Summary of Significant Accounting Policies

Formation of the Company and Basis of Presentation

The Company, Production Systems Acquisition Corporation, was incorporated in June 1993 with the objective of acquiring an operating business engaged in the production systems industry. The Company originally selected March 31 as its fiscal year-end. The Company completed an initial public offering ("Offering") of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1995, the Company changed its name to Productivity Technologies Corp. (PTC), and acquired through merger Atlas Technologies, Inc. ( Atlas ) as a wholly owned subsidiary.

The accompanying financial statements presented for the third quarter ended March 31, 1997 include the consolidated accounts of PTC and Atlas. All significant inter-company accounts and transactions have been eliminated upon consolidation.

The accompanying financial statements presented for the third quarter ended March 31, 1996 represent the financial statements of Atlas (the "Predecessor").

                    Notes to Financial Statements (Unaudited)

Nature of Business

Atlas Technologies, Inc. is Productivity Technologies Corporation's sole operating subsidiary at this time. Atlas is a leading innovator and supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and appliance metal stamping operations. Atlas operates three manufacturing plants and three sales and engineering offices. The two main plants are located in Fenton, Michigan with an additional plant operating in nearby Linden, Michigan.

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


Net Income Per Common Share

Net income per common share for the third quarter ended March 31, 1997 has been computed based on the weighted average number of common and diluted common equivalent shares outstanding.

                    Notes to Financial Statements (Unaudited)

3.       Commitments

     In connection with the merger agreement, Atlas entered into employment agreements which changed the compensation of two executive officers of Atlas. The employment agreements in regards to annual compensation are identical, except that one agreement expires on December 31,1998, and the other expires on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of the Company. Annual compensation under each agreement is $195,052, subject to cost of living increases after December 31, 1997.

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

     Under the second bonus arrangement, if during the five years beginning January 1, 1996, the "Average Adjusted Earnings" (as defined in the related agreements) are at least $2,626,000, each executive will be paid on December 31, 2000, an amount equal to the amount by which such average earnings exceed $2,626,000. Both bonus arrangements are also subject to various conditions described in the related agreements. The bonus arrangements do not terminate in the event of death of the executive, but payments will be reduced by the amount of insurance benefits paid to the executive's estate pursuant to life insurance in effect.


 4.      Contingencies

     (1) Atlas has received a "Demand For Arbitration" dated October 1, 1996 by a former customer who alleges, among other issues, a $15,400,000 claim for damages resulting from a breach of contract and breach of warranties related to the design and manufacture of certain industrial equipment. Atlas believes the lawsuit is without merit and will vigorously defend its position. Further, with respect to the alleged damages, the total purchase amount on this contract was $1,360,000. The former customer has acknowledged receiving the Company's standard terms and conditions. These terms and conditions provide in pertinent part that the Company will not, in any event, be liable for any incidental or consequential damages, including loss of profits. Further, the Company warranty policy states that the buyer's sole remedy is limited to either repair or replacement of the equipment or defective parts, or, after negotiated settlement, return of the goods to the seller. While the final outcome of the litigation cannot be determined at this early date in the proceedings, management believes that the final outcome will not have a material adverse effect on the Company's results of operations or its financial position. Initial arbitration was reported in PTC's 10-K for the year ended June 30, 1996. Atlas is not involved as a defendant in any other substantial litigation.

                    Notes to Financial Statements (Unaudited)

     (2) Atlas is  undergoing an Internal  Revenue  Service audit for the fiscal year ended June 30, 1995. The main area of review is a research and experimentation tax credit the Company has calculated and filed for over the past six years. The Company had applied $383,000 of credit towards Federal Taxes due for the fiscal period ended June 1995 and had a carry forward of $481,400 expected to be used as a reduction in the calculation of 1996 and 1997 alternative minimum tax payments. Management and Atlas' accountants believe this issue is a matter of interpretation of the research and experimentation regulations. Management believes that the IRS may seek a reduction in the amount of credit calculated which may have an adverse effect to the financial statements of the Company. The Company is entitled to indemnification (subject to certain exclusions and limitations) from the former principal stockholders of Atlas for amounts it may be required to pay as a result of such audit. Also, to the extent any such amounts have the effect of reducing the net worth of Atlas at December 31, 1995 below a specified amount, the Company is entitled to reimbursement from the former stockholders of Atlas and has secured such reimbursement obligation through a $1,000,000 escrow account.

5.       Pro Forma Condensed Consolidated Statement of Operations

     The following unaudited pro forma condensed statement of operations for last year's third quarter ended March 31, 1996 is presented as if the Company had completed the merger of Atlas on July 1, 1995.

     This unaudited pro forma financial statement is not necessarily indicative of the actual results if operations of Atlas would have been merged on July 1, 1995. In management's opinion, all adjustments necessary to reflect the formation of the Company and the effects of the Offering have been made.


6.       Historic Pro Forma Operations of the Predecessor

     (1) The unaudited pro forma consolidated statement of operation is presented assuming that no PTC stockholders would request conversion of their shares. No such requests were made.

     (2) The excess of the purchase price over the book value of Atlas' stockholders equity is allocated to property and equipment (based on a recent appraisal) and to goodwill. Additional depreciation of property, plant and equipment based on a 20-year life, and amortization of goodwill based on a 25-year life, has been charged to operations.

     (3) Pro forma amounts payable to Atlas senior management under new employment agreements after the merger (based on Atlas operating income, as adjusted).

     (4) The elimination of interest income on the portion of PTC's investment in U.S. government security bonds.

     (5) Consolidated income tax provision at an effective rate of 40% on taxable income after adding back non-deductible amortization of goodwill.

 Unaudited Proforma Statement of Operations of the Predecessor

                                                              Pro Forma               Pro Forma
                                                            Consolidated             Consolidated
                                                            Quarter Ended          Nine Months Ended
                                                            Mar. 31, 1996            Mar. 31, 1996
Sales                                                          $8,922,629              $25,841,050
Cost of Sales                                                   6,610,439               18,013,887
--------------------------------------------------------------------------------------------------
Gross Profit                                                    2,312,190                7,827,163

OPERATING EXPENSES
Officers' Bonus Expense                                           164,745                1,119,234
Selling, General and Administrative                             1,905,342                5,263,238
Income from Operations                                            242,103                1,444,691
--------------------------------------------------------------------------------------------------
Other Income ( Expenses)
Interest Income                                                    26,179                   85,105
Interest Expense                                                 (122,009)                (410,909)
Miscellaneous                                                      18,001                   39,107
Total Other Income (Expenses)                                     (77,829)                (286,697)
--------------------------------------------------------------------------------------------------
Income Before Income Taxes                                        164,274                1,157,994
Income Taxes                                                       40,700                  475,400
Net Income                                                        123,574                  682,594
--------------------------------------------------------------------------------------------------
Net Income per Share of Common Stock                                $0.06                    $0.33
--------------------------------------------------------------------------------------------------
Weighted Average Number  of Common Shares

Outstanding                                                     2,125,000                2,125,000
--------------------------------------------------------------------------------------------------


Proforma illustrates the acquisition of Atlas (Predecessor) having been made at July 1, 1995. Officer's bonus expense was calculated using employment contracts and a reduction of interest income for PTC's capital invested in the purchase of Atlas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective May 23, 1996, the Company entered into a Merger Agreement with Atlas Technologies, Inc. whereby Atlas became a wholly-owned subsidiary of the Company. Financial statements after that date are those of the new reporting entity and are not fully comparable to pre-merger periods.

Unaudited sales revenues for the quarter ended March 31, 1997 were $7,565,805, down 15% from $8,922,629 for the quarter ended March 31, 1996. The decrease in sales revenue was due to customer delays in accepting shipments of a new line of large destackers, which has reduced production capacity and new unit builds until the new facility is opened in the fourth quarter of fiscal 1997. Revenues for the nine months ended March 31, 1997 were $25,378,589, down 2% from $25,841,050 for the nine months then ended March 31, 1996. The order backlog as of March 31, 1997 was $20.4 million, up 9% from the March 31, 1996 back-log of $18.7 million. The increase in backlog was due to decreased shipments in the third quarter and new orders. Foreign (non-US) net new order bookings for the nine month period increased to 34% of total orders, a significant increase over the previous nine month period's 14%. This significant increase in foreign orders is due to several contracts that were awarded to Atlas from various foreign companies primarily located in the U.K. Business activity remains strong in both domestic and foreign markets.

Cost of products sold for the quarter ended March 31, 1997 were $5,206,821, down 21% from $6,610,439 for the quarter ended March 31, 1996. The significant reduction in cost was primarily due to the 15% lower revenues, but a significant improvement in gross margin also helped to reduce costs during the quarter. Cost of products sold for the nine months ended March 31, 1997 were $18,689,057, up 4% compared to $18,013,887 for the nine months ended March 31, 1996. The 4% increase in cost resulted from significant development expenses during the first two quarters for a series of new large destackers.

The reduction in cost of products sold resulted in an 2% improvement in gross profit for the quarter ended March 31, 1997 of $2,358,984, compared to $2,312,190 for the quarter ended March 31, 1996. Gross profits for the nine months ended March 31, 1997 were $6,689,532, down 14% from $7,827,163 for the nine months ended March 31, 1996, primarily due to significant development expense in the first two quarters for a series of new large destackers.

Consolidated selling, general and administrative (SG&A) expenses, including officers' bonuses, during the quarter ended March 31, 1997, were $1,888,519, a modest change from $1,877,302 for the quarter ended March 31, 1996. For the nine months ended March 31, 1997, SG&A expenses were $5,686,644, down 15% from $6,703,226 for the nine months then ended March 31, 1996. Primary factors for the year-to-date SG&A decrease were lower executive compensation expenses and bonus accruals, as well as the elimination of certain legal and accounting expenses associated with the acquisition of Atlas by PTC.

Consolidated earnings from operations ( net income before interest and income taxes ) for the quarter ended March 31, 1997 were $470,465, up 8% from $434,888 for the quarter ended March 31, 1996. The 8% increase this quarter was due to reduced charges associated with the new large destacker development. For the nine months ended March 31, 1997 earnings from operations were $1,022,888, down 11% from $1,123,937 for the nine months ended March 31, 1996. This 11% decrease is due to significant development expenses during the first two quarters of this fiscal year for a series of new large destackers.

Interest expenses for the quarter ended March 31, 1997 were $310,132, up 154% from $122,009 for the quarter ended March 31, 1996. For the nine months ended March 31, 1997 interest expenses were $706,159, up 72% from $410,910 for the nine months ended March 31, 1996. The significant increase in interest expense for both periods was caused by higher utilization of the line of credit to finance work-in-process, increased accounts receivable, and new asset acquisitions associated with the new plant construction.

Unaudited net (consolidated) income for the quarter ended March 31, 1997 was $148,318, down 6% from $157,739 for the predecessor's quarter ended March 31, 1996. For the nine months ended March 31, 1997, earnings from operations were $270,463, down 33% from the predecessor's net income of $408,802 for the nine months ended March 31, 1996.


Liquidity and Capital Resources

Atlas believes its principal long-term capital requirement has been and is expected to continue to be the funding of capital expenditures to improve and expand Atlas' facility and marketing efforts and the financing of day-to-day Atlas operations.

During this fiscal year ending June 30, 1997, Atlas entered into a new debt financing agreement with First of Chicago NBD. The bank consolidated all of Atlas' long and short term debts, bundling the various notes and lines of credit into one new two year committed line of credit, with increased maximum debt usage of $14,500,000 based on collateral of the company's receivables, work-in-process, and assets. Interest rates have been reduced to the bank prime rate and a revised amortization of certain asset based debt to quarterly payments of $62,500 has reduced the overall annual principal payments requirements, improving the current ratio and working capital.

Atlas also entered into an agreement with First of Chicago NBD to fund the construction of the new building and equipment through the sale of $4,500,000 in tax exempt Industrial Revenue Bonds (IRB). The proceeds are being used for the construction, furnishing and equipping of the new 59,000 sq. ft. manufacturing building. The unused portion has been invested and earns interest until spent. The bonds are state and federal tax exempt, so the floating rate of interest is significantly reduced compared to conventional construction or real-estate financing. Terms are as follows:

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

At March 31, 1997, Atlas had financed debt of $10,808,665 under the line of credit and $4,500,000 under the Industrial Revenue Bond, payable over 15 years, and other debt of $62,756, compared to the June 30, 1996 total combined long term debt financing and line of credit balance of $9,881,737.

The Company believes that, as a result of the new loan facility, its short-term credit availability is adequate to support its business operations at current and near-term anticipated sales levels.

Working capital at March 31, 1997 was $14,454,075 and the current ratio was 3.7 to 1, compared to $5,047,991 and 1.4 to 1, respectively, for the Company at June 30, 1996. This improvement was possible by the consolidation of the balance sheets of PTC and Atlas, securing a committed line of credit for 24 months and reclassifying the total debt as long term debt. Atlas has retained the proceeds from the Industrial Revenue Bond. Under certain arbitrage guidelines, Atlas is able to invest the IRB proceeds in U.S. securities until the funds are completely spent on the new building and equipment.

Management believes Atlas is reaching capacity at its present manufacturing facilities. Construction on Atlas' third manufacturing plant, located near its main manufacturing facility in Fenton, Michigan, is presently underway. Construction is expected to be completed in May of 1997. The expansion will increase plant capacity by approximately 80%.

Building construction in process at March 31, 1997 resulted in an increase in fixed assets of $2,486,564. While under construction no depreciation has been charged.

Uncertainties

Except for any historical information contained herein, the matters discussed in this 10-Q contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Such risks and uncertainties include the possibility that changes in economic conditions could adversely affect the demand for the Company's products by its customers, an unfavorable outcome of the IRS audit for year ending June 30, 1995, potentially higher than anticipated start-up expenses or delays for the new manufacturing facility, and potential unforeseen other factors.

Item 6.  Exhibits and Reports on Form 8-K

        A. Exhibits

             27     Financial Data Schedule (filed electronically only).

        B.     Reports on Form 8-K - None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PRODUCTIVITY TECHNOLOGIES CORP.


Date:     May 14, 1997                    By:  /s/  Samuel N. Seidman
                                          ---------------------------
                                          Samuel N. Seidman, President



Date:    May 14, 1997                     By:  /s/  Jesse Levine
                                          ----------------------
                                          Jesse Levine, Chief Financial Officer