Form 10-K
period 1997-06-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1997-10-06
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


         (Mark One)

 ------  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE | | SECURITIES
   X     EXCHANGE  ACT OF 1934 [FEE  REQUIRED]  For the fiscal year ended
 ------  June 30, 1997
                                                     OR
 ------
         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
 ------  THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________

                         Commission file number 0-24212

                         PRODUCTIVITY TECHNOLOGIES CORP.
             (Exact name of Registrant as specified in its charter)

              Delaware                                 13-3764753
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                  509 Madison Avenue, New York, New York 10022
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 843-1480

             Securities registered pursuant to Section 12(b) of the
              Exchange Act: None Securities registered pursuant to
                       Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share
                                (Title of class)

 Redeemable Common Stock Purchase Warrants   Units, each consisting of one share
           (Title of class)                  of Common Stock and two Redeemable
                                             Common Stock Purchase Warrants
                                                     (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,115,000.

         As  of  September  24,  1997,   there  were  2,125,000  shares  of  the
Registrant's Common Stock outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                               PAGE 1 OF 53 PAGES
                            EXHIBIT INDEX -- PAGE 22

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


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

                                Business of Atlas

         Metal stamping presses are used to form a wide variety of sheet metal components used in automobiles, appliances and other consumer and industrial products. Atlas offers a complete range of products within three categories critical to the operation of metal stamping presses: quick die changing equipment, press automation equipment, and stacking and destacking equipment, which, together, have historically accounted for approximately 85% to 90% of its sales revenues. It also sells, on a turnkey basis, fully integrated metal stamping systems comprised of components provided by Atlas and other manufacturers and is beginning a material handling product line.

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

         Sales of Atlas products have principally been to two customer  segments
- automobile and automotive parts manufacturers, and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, air conditioning and ventilation (HVAC) equipment and aircraft. In Atlas' 1995, 1996 and 1997 fiscal years, the automotive segment accounted for approximately 79%, 86% and 90% of sales, respectively, and appliance manufacturers accounted for approximately 8%, 8% and 3%, respectively. For such fiscal years, sales by Atlas to General Motors Corporation represented 15%, 10% and 12%, respectively, sales to Chrysler Corporation represented 35%, 13% and 3%, respectively, and sales to The Ford
--------
* "Specified Purpose Acquisition Company" and "SPAC" are registered service marks of GKN Securities Corp.

Motor Company represented 4%, 11% and 9%, respectively, of total sales. Sales are predominantly in the United States and Canada but, in recent years, Atlas has targeted sales efforts in Mexico, Europe and Asia. International sales for the 1995, 1996 and 1997 fiscal years represented approximately 10%, 13% and 20% of total sales in such years.

         Atlas uses three marketing channels: direct sales, with offices at its headquarters in Fenton, Michigan, Atlanta and Chicago; commissioned sales representatives; and original equipment manufacturers (OEMs) specializing in metal presses and related equipment. Order backlogs were approximately $16,500,000, $18,200,000 and $19,000,000 at June 30, 1995, 1996 and 1997,
respectively.

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

         Stacking and destacking automation equipment is used to handle the sheet metal in the initial stages of the stamping process. Stackers stack flat blanks cut from the coiled rolls which are delivered to the manufacturer. Destacking equipment feeds the flat blanks into the press and includes functions to scrub or roll- coat the metal blanks and to que them to assure a steady flow.

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

Trademarks and Patents

         Atlas has an agreement to use components in the Flex 5000(R) transfer press that it manufactures and sells that are based on patents owned by Mr. John Maher, an individual. The agreement grants Atlas an exclusive worldwide license to use the patents for a term equal to the life of the patents, including any extensions as a result of modifications to the patents. Currently, the patents registered with the United States Patent and Trademark Office expire on various dates between June 23, 2005 and June 21, 2007. Atlas is obligated to pay Mr. Maher a royalty based on a portion of the sales price of the Flex 5000(R) as it relates to the value of the patented components. For Atlas' fiscal years ended June 30, 1996 and 1997, Atlas expensed approximately $320,000 and $270,000, respectively, in license fees under this agreement. The agreement also provides that Mr. Maher is responsible for defending Atlas for any patent infringements. Atlas believes that the terms of the agreement are industry competitive.

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

         Atlas recently completed building a fourth facility on a new 10.9 acre site adjacent to its existing Fenton location. The new facility initially provides approximately 51,000 square feet of manufacturing space and 8,000 square feet of office space, but is capable of expanding at a later date to approximately 130,000 square feet of manufacturing and 25,000 square feet of office space. The new facility has higher roofs and heavier cranes to facilitate manufacturing of larger equipment. Project costs through June 30, 1997 were funded through Industrial Revenue Bonds.

         The Company recently sold the Linden plant facility for approximately $1,100,000. Atlas will lease back a portion of the facility to support production operations during at least the next twelve months.

         The principal executive office of Atlas is located at 201 South Alloy Drive, Fenton, Michigan 48430, and its telephone number is (810) 629-6663.


ITEM 3.  LEGAL PROCEEDINGS

         In 1996, Atlas and John Maher, the owner of the patent for the Flex 5000(R) licensed to Atlas, initiated an action against Orchid International Group Inc. ("Orchid") in the Federal Court of Canada, Trial Division, claiming infringement and wrongful sale, manufacture and use by Orchid of the inventions protected by such patent and seeking, among other relief, a declaration that the patents are valid and have been infringed by Orchid, injunctive relief and damages of at least $5,000,000 (Cdn). The defendant has filed an answer denying the material allegations of the complaint and asserting a counterclaim requesting that the patents be declared invalid.

         In October 1996, a demand for arbitration was filed against Atlas by SWVA, Inc. for $15,400,000 damages alleged to result from a breach of contract and breach of warranty by Atlas with respect to certain equipment supplied by Atlas to the claimant. Atlas believes that it is not responsible for the alleged defects and has denied the allegations of the complaint. It also believes that, if repairs to the equipment (which had a purchase cost of approximately $1,300,000) are required to be made by it under its contract and warranty, such repairs can be made for less than $100,000. Prior to the institution of the arbitration, the parties were negotiating as to responsibility for payment of the repairs.

         Except for such matters, neither the Company nor Atlas is currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Effective August 2, 1996, the Common Stock (Symbol: PRAC) and Warrants (Symbol: PRACW) were listed for trading on the Nasdaq SmallCap Market. Prior to that date, the Common Stock and Warrants were traded in the over-the-counter market and quoted on the OTC Bulletin Board. The Company's Units (Symbol:
PRACU) are quoted on the OTC Bulletin Board.

         The following table sets forth the range of high and low closing bid prices for Common Stock and Warrants, as reported by the OTC Bulletin Board through August 1, 1996, and thereafter as reported by the Nasdaq SmallCap Market, and for the Units, as reported by the OTC Bulletin Board. There has been no material trading in the Units since the quarter ended June 30, 1996. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the Nasdaq System. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.


                                                            Units               Common Stock               Warrants

                                                      High        Low         High          Low        High         Low
Year ended March 31, 1996:
   First Quarter...................................   5 1/2      5 1/4       4 3/8        4 1/8         5/8        3/8
   Second Quarter .................................   5 1/4      5 1/4      4 11/16       4 3/8        9/16        3/8
   Third Quarter...................................   5 1/4      5 1/4       4 3/4       4 11/16        1/2        7/16
   Fourth Quarter..................................   5 3/4      5 1/4         5          4 3/4        15/16       5/16
Quarter ended June 30, 1996........................     9        5 3/4         6          4 5/8        1 5/8      1 3/16
Year ended June 30, 1997:
   First Quarter                                        9          9         6 3/8        4 5/8        1 7/8      13/16
   Second Quarter                                     8 3/4      7 1/4         5          3 1/4        1 1/2       1/2
   Third Quarter                                      6 7/8      6 5/8       4 3/8        2 1/2        1 1/4       1/2
   Fourth Quarter                                      --         --         3 1/4        1 3/4          1         3/8


         As of September 26, 1997, the Company had 10 holders of record of its Common Stock. The Company believes that there are in excess of 500 beneficial holders of the Company's Common Stock.

         The Company has not declared or paid any dividends on its Common Stock since its inception.

Recent Sales of Unregistered Securities

         The following securities were issued by the Company during the fiscal year ended June 30, 1997 and were not registered under the Securities Act of 1933, as amended (the "Act"). Each of the transactions is claimed to be exempt from a registration under the Act pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

                           (a) On July 30, 1996, the Company  granted options to
                  purchase of an aggregate of 255,000 shares of its Common Stock to five of its directors pursuant to the Company's 1996 Performance Equity Plan. Such options are exercisable at $5.00 per share until July 30, 2001.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data have been derived from the Company's and its predecessor's consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as of June 30, 1997 and 1996 and for the periods July 1, 1995 to May 23, 1996, May 24, 1996 to June 30, 1996 and for the year ended June 30, 1997 and Dupuis & Ryden, independent certified public accountants, who audited the years ended June 30, 1995, 1994 and 1993. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                  (Dollars in thousands, except per share data)


Consolidated Statements of Operations Data


                                              The Company                                   Predecessor
                                                                         July 1
                                               Year       May 24,          1995         Year          Year          Year
                                              Ended            to            to        Ended         Ended         Ended
                                           June 30,      June 30,       May 23,     June 30,      June 30,      June 30,
                                               1997         1996           1996         1995          1994          1993
Net sales                                   $34,438     $   4,404    $   31,598   $   29,077    $   21,186    $   22,830
Cost of sales                                24,825         3,029        21,773       21,034        16,320        16.774
Gross profit                                  9,613         1,375         9,825        8,043         4,866         6,056
Selling, general and
   administrative expenses                    7,081           729         6,007        5,119         4,872         4,663
Officers' bonuses                               711           197         2,1l7          ---           ---           ---
Income (loss) From operations                 1,821           448         1,701        2,924           (6)         1,393
Net income (loss)                               593           204           762        2,219         (297)           884
Net income per share of
   common stock                                $.28       $   .10
Weighted average common
   shares                                     2,125         2,125

Consolidated Balance Sheet Data


                                              The Company                            Predecessor


                                           June 30,      June 30,      June 30,     June 30,      June 30,
                                               1997          1996          1995         1994          1993
Current assets                              $22,627    $   18,690    $   11,423    $   8,850    $   10,500
Current liabilities                           7,284        13,642         8,321        7,246         8,287
Working capital                              15,343         5,048         3,102        1,604         2,213
Property, plant and equipment,
   net                                        7,667         4,240         2,517        2,595         2,580
Total assets                                 33,410        26,023        14,550       11,774        13,417
Long-term debt, less current
   maturities                                15,327         2,228         2,717        1,666         1,855
Total liabilities                            23,444        16,650        11,037        8,912        10,143
Stockholders' equity                          9,966         9,373         3,513        2,862         3,274


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

      The fiscal year ended June 30, 1997 is the first full year of consolidated activities for Productivity Technologies Corp. and its wholly-owned subsidiary, Atlas Technologies, Inc.

      In June, 1997, Atlas commenced its move into a new 59,000 square foot facility located on approximately 11 acres of land adjacent to its Fenton, Michigan, facility. The additional acreage is sufficient to expand the new plant by an additional 130,000 square feet. Production bays in the new plant have been designed to accommodate larger projects, while allowing for improved throughput and better efficiency in constructing newly designed and standardized automation equipment. Atlas operates out of three locations and, as of July 1, 1997, conducts final assembly in the new facility.

      The Company believes its present customers continue seeking to pre-qualify and reduce the number of their suppliers. To increase efficiency and customer service, Atlas plans to finalize the purchase and installation of a new computer information system early in fiscal 1998. Atlas management expects the new computer system will improve internal project tracking, project scheduling and forecasting, decision making and project control processes.

      Atlas' product line has been enhanced with the addition of the first automated destacker designed to feed an extra large transfer press capable of unloading pallets of steel blanks with varying shapes and sizes. Development and production of several automated destackers has assisted Atlas in establishing further design and build capabilities for its customers. In turn, quoting opportunities have increased. Atlas also has applied for patents in connection with newly designed accumulating conveyors used in mass production material handling requirements and has received a patent for a new concept for between press automation transferring of stamped parts and die changes.

      Atlas' marketing efforts also have been expanded. The metal stamping industry is capital intensive and many major world stamping facilities can be identified and targeted on a country by country basis. Many U.S. stamping manufacturers already are international or are planning to increase manufacturing presence in foreign countries by building plants overseas or through establishing joint ventures. During fiscal 1997, Atlas established direct sales presence in Europe and China and closed more than $14 million in orders for new foreign installations, over 40% of total new orders.

      Currently, automotive and auto related suppliers account for approximately 85% of new order closings and receive most of Atlas' recent marketing efforts. At the same time, Atlas remains familiar and maintains quoting activity with non-automotive customers, including producers of home appliances, heating and air conditioning sys tems, off-road vehicles and equipment, and other manufacturers which use significant amounts of sheet metal in their products.

      Production capacity afforded by Atlas' three plants, including the new factory opened in July, 1997, is sufficient for current volume levels. Continued foreign market penetration and the possibility of increased future sales to non-automotive customers could lead to the need for additional manufacturing space. Management believes, however, that project lead times of six months to two years for delivery will provide sufficient time to bring new capacity on line if required.

Results of Operations

      Results of operations for the year ending June 30, 1997 are not fully comparable to results for fiscal 1996. PTC acquired Atlas on May 23, 1996. Fiscal 1996 figures include approximately eleven months of unconsolidated Atlas operations. Consequently, fiscal 1996 data includes only 38 days of consolidated PTC and

Atlas activities. Fiscal 1997 is the first full year of consolidated PTC and Atlas operations.

Sales  (Revenue and Cost Recognition)

      Sales are recognized using the percentage-of-completion method, which measures the percentage of contract costs incurred to date and compares these costs to the total estimated costs for each contract. The Company estimates the status of individual contracts when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job condition, estimated profitability, and final contract settlement may result in revisions to costs and income, and are recognized in the period the revisions are determined.

Fiscal Year 1997 (Consolidated) Compared to Fiscal Year 1996

      Net sales for the fiscal year ending June 30, 1997 were $34,437,625, a decrease of 4% over net sales of $36,002,861 for fiscal year 1996. The decrease resulted primarily from two factors. The first relates to shipments which were delayed by a customer of Atlas' newly designed destacker. Atlas also experienced reduced production flow caused by the move to and start-up of the new facility. Customer demand for automation solutions that enhance production speeds, quality, safety and provide piece part cost savings remains strong. Atlas' backlog at June 30, 1997 approximated $19.0 million, a 4% increase over June 30, 1996 backlog of $18.2 million.

      Cost of products sold for the fiscal year ending June 30, 1997 were $24,824,582, representing 72% of revenues, compared to $24,802,193 or 69% of revenues, for fiscal year 1996. The increase in cost of sales relative to revenues was primarily due to Atlas' expensing, during the first two quarters of fiscal 1997, costs associated with the development of its new destacking equipment, and additional expenses from increases in foreign sales, including redesign requirements for foreign orders, project management, foreign travel, and overseas shipping expenses.

      Gross profits for fiscal year ending June 30, 1997 were $9,613,043, compared to 1996 gross profits of $11,200,668, a decrease of 14%. The decrease was primarily due to development expenses related to the introduction of large destacker equipment, costs associated with increasing foreign market sales, and lower overall sales levels.

      For fiscal 1997, selling, general and administrative (SG&A) expenses were $7,081,273, as compared to $6,736,106 for 1996, an increase of 5%. Changes in Atlas' SG&A included a reduction in legal expenses of $148,000, a decrease in bad debt costs of $160,000 and an increase in goodwill amortization of $92,000 associated with the acquisition of Atlas by the Company. SG&A increases included the Company's corporate administrative and compensation expenses. The Company's SG&A expenses for the full 12 months of fiscal 1997 were $679,446 compared to $54,381 for approximately one month during fiscal 1996. The Company's expenses increased in fiscal 1997 compared to 1996 due to the Company's acquisition of Atlas in May, 1996. Corporate salaries for employees of the Company were $18,332 in fiscal year 1996 and $223,221 in fiscal year 1997. Corporate salaries in 1996 commenced subsequent to the Company's purchase of Atlas and covered only 38 days, from May 23, 1996 to June 30, 1996. In contrast, the Company's salaries were paid for the entirety of fiscal year 1997. Accounting fees increased from approximately $8,000 in fiscal year 1996 to $68,024 in 1997, legal fees increased from $19,000 in 1996 to $29,960 in 1997, and travel related costs grew from $13,237 to $60,057. Professional consulting and stock market related fees increased from $0 and $3,324, respectively, in 1996 to $60,976 and $64,005, respectively, in fiscal 1997.

      Officer bonuses to Ronald Prime and Michael Austin, executives and former owners of Atlas, amounted to a total of $711,000 during fiscal 1997. The bonuses are contingent on the Company achieving certain levels of financial profitability each year and are not accrued if the Company misses the earnings targets. Bonuses during fiscal 1996 were $2,314,000, of which $753,000 was expensed subsequent to January 1, 1996 when the employment agreement between the Company and Messrs. Prime and Austin commenced.

      Interest expense for fiscal year ending June 30, 1997 was $933,632, an increase of $363,450 relative to interest costs of $570,182 in fiscal 1996. The significant increase in interest expense for the period was caused by higher utilization of the line of credit to finance work-in-process, increased accounts receivable, distribution of officer bonuses and increases in borrowings related to the issuance of the $4,500,000 Industrial Revenue Bond (IRB) in December 1996. The IRB was issued to pay for Atlas' new plant construction and asset acquisitions.

      Net Income during fiscal year 1997 was $592,730 compared to 1996 net income of $967,428. The decrease in net income of 39% was primarily due to lower volume, higher cost of sales, higher interest charges, and increased corporate overhead absorption for the full 1997 fiscal year.

      The Company used net cash of $1,389,788 in operating activities in fiscal 1997 to support an increase in customer receivables of $1,123,172 and work in process of $417,420. Cash used in investing activities of $4,438,338 was employed to purchase the land, building and equipment for the Company's new plant. Company financing activities during fiscal 1997 provided $6,159,656 of cash, and included a $4,500,000 Industrial Revenue Bond offering issued by Atlas in December 1996 to finance new plant construction, furnishings and manufacturing equipment. The balance derived from increased borrowings on the revolving line of credit and a term note to finance a boring mill. The net result of financing and usage activity resulted in an increase of cash and equivalents of $331,530 compared to the balance at the end of fiscal 1996.

Fiscal Year 1996 compared to Fiscal Year 1995

      Net sales for the fiscal year ending June 30, 1996 were $36,002,861, an increase of 24% over net sales of $29,077,684 for fiscal year 1995. Sales increased in fiscal 1996 due largely to increased customer needs for cost-saving and quality-enhancing tooling, as well as general growth in the auto industry. Gross profit for 1996 was $11,200,668, compared to 1995 gross profit of $8,043,402. Gross profit increased $3,157,266, or 39%, mainly due to higher volumes and improved product mix. Order backlogs at June 30, 1996 and 1995 were $18,200,000 and $16,078,000 respectively, an increase of 13% over the previous year.

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

      Officer bonuses to Ronald Prime and Michael Austin, executives and former principal owners of Atlas, amounted to $2,314,000 in fiscal 1996. Of this total, $753,000 was expensed subsequent to January 1, 1996, when the employment agreement between the Company and Messrs. Prime and Austin commenced. No bonuses were paid to Messrs. Prime and Austin in earlier years.

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

      A total of $3,590,181 of cash was used in operating activities during the fiscal year ended June 30, 1996, as compared to $2,193,804 of cash provided from operations during fiscal 1995. Major changes in cash flows from operating activities from the fiscal year ending June 30, 1995 to fiscal year ending June 30, 1996 include net income, which decreased from $2,219,974 in fiscal 1995 to $967,428 in fiscal 1996 due primarily to officers bonuses, growth in contract receivables of $3,698,784 during fiscal 1996, and an increase in costs and estimated earnings in excess of billings on uncompleted contracts, which grew $2,672,063 during fiscal 1996 to accommodate increases in order volumes. Net cash used in investing activities totaled $67,125 during fiscal 1996 as compared to $606,925 in fiscal 1995. Cash investing was higher in fiscal 1995 primarily due to advances by the Company to certain shareholders. Net cash provided by financing activities totaled $3,264,061 during fiscal 1996, largely comprising additional line of credit borrowings and proceeds from additional long-term debt borrowings. Net cash during fiscal 1996 increased $494,926 as cash provided by financing activities offset cash used by operations and investing activities.

Liquidity and Capital Resources

      The Company believes Atlas' future short term capital expenditure requirements can be met from the available funds remaining from the issuance of the Industrial Revenue Bond, including payments required for new computer hardware and software upgrades and minor manufacturing equipment additions. Atlas' $14 million dollar revolving line of credit and required supporting collateral are expected to continue supporting its cash needs. Atlas borrowed from $9,636,000 to $12,700,000 under the revolver during fiscal 1997. Use of the revolver depends on project invoicing. Delays in converting work in process into customer invoices typically require increases in revolver borrowings. From time to time, Atlas' bank allows for temporary increases in the collateral requirements as stated in the current agreement.

      The Company's working capital for June 30, 1997 was $15,343,022, compared to June 30, 1996 working capital of $5,047,991. The increase was due to reclassification of a portion of the Company's current line of credit to long-term debt due in over 12 months. If this had been done during fiscal 1996, June 30, 1996 working capital would have been restated as $12,236,549. The improvement in working capital at fiscal year end 1997 versus 1996 of $3,106,473 derived from increases in accounts receivable, work in process and assets held for sale. The latter item includes a plant facility located in Linden, Michigan. The Company recently sold the Linden facility for approximately $1,100,000. Atlas will lease back a portion of the Linden facility to support production operations during at least the next twelve months.

      At June 30, 1997, Atlas had borrowings outstanding of $16,041,393 on various loans, of which the current portion was $714,140. Details on the Company's borrowings at June 30, 1997 follow.

     (i) The bank consolidated all of Atlas' long and short term bank debts, bundling the various notes and lines of credit into a new two year committed line of credit, with increased debt usage based on collateral including Atlas receivables, work-in-process, and other assets. Interest rates were reduced to the bank prime rate and a revised amortization of certain asset based debt to quarterly payments of $62,500 has reduced the overall annual principal payment requirements. This improved the Company's current ratio and working capital. Revolving line of credit outstanding on June 30, 1997 was $11,299,615.

     (ii) A new note with First Chicago NBD, N.A. was issued for the purchase of a horizontal boring mill. The note was in the amount of $205,000. The note balance at fiscal year end 1997 was $187,915. The note bears interest at the bank's prime rate. The final note payment is due in January, 2002.

     (iii) Atlas had borrowings outstanding of $37,424 from Concord Commercial, a leasing company, secured by certain Atlas equipment. The borrowings bear interest of 8.7% per annum. Final payment on the borrowings is due in October, 1999.

     (iv) Atlas had outstanding borrowings of $4,500,000 relating to the issuance of the Industrial Revenue Bonds payable at the end of fiscal 1997. Atlas entered into an agreement with First Chicago NBD, N.A. to fund the construction of the new building and equipment through the sale of tax exempt Industrial Revenue Bonds. Proceeds were used to construct, furnish and equip the new manufacturing facility. The bonds are state and federal tax exempt. Consequently, the floating rate of interest is significantly reduced compared to conventional construction or real-estate financing. IRB terms are as follows:

                    Calendar Year
1997 -- Interest only
1998 -- $400,000  annual payment plus quarterly interest payments due
1999 -- $400,000  annual payment plus quarterly interest payments due
2000 -- $400,000  annual payment plus quarterly interest payments due
2001--2011  -- $300,000 annual payments plus quarterly interest payments are due

      IRB closing costs of $184,409 were incurred and booked as a long term asset. These are being amortized over the 15 year life of the Industrial Revenue Bonds.

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

      The Company believes the arbitration demand is without merit and is vigorously defending its position. Further, with respect to the alleged damages, the total purchase amount on this contract was $1,360,000. The former customer has acknowledged receiving the Company's standard terms and conditions. These terms and conditions provide, in pertinent part, that the Company will not, in any event, be liable for any incidental or consequential damages, including loss of profits. Further, the Company's warranty policy states that the buyer's sole remedy is limited to either repair or replacement of the equipment or defective parts, or, after negotiated settlement, return of the goods to seller.

      While the final outcome of the arbitration demand cannot currently be determined, management believes that the final outcome will not have a material adverse effect on the Company's results of operations or its financial position. Atlas is not involved as a defendant in any other substantial litigation.

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

Recent Accounting Standards

      The Financial Accounting Standards Board (FASB) has issued SFAS No. 128, "Earnings per Share," which modifies the existing standards for computing earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement is not expected to have a material impact on the Company's computation of earnings per share.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by stockholders and distributions to stockholders. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current account standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

Forward-Looking Statements

      When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: competitive pressures in the industry in which the Company is engaged; an unfavorable outcome of the IRS audit for the fiscal year ending June 30, 1995, adverse changes in the Company's banking loan requirements; major fluctuations in the strength of the U.S. dollar versus international currencies; and general economic conditions. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not Applicable.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Financial  Statements  of the  Company  as set forth on page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The current directors and executive officers of the Company are as follows:


                                                           Director
Nominee                                         Age         Since     Position
Ray J. Friant, Jr.........................      66          1993      Chairman of the Board
Samuel N. Seidman.........................      63          1993      President and Director
Joseph K. Linman..........................      58          1993      Director and Vice President
John S. Strance...........................      72          1993      Director and Vice President
Jesse A. Levine...........................      30          1993      Director, Chief Financial Officer,
                                                                      Vice President, Secretary and
                                                                      Treasurer
Alan H. Foster............................      71          1993      Director
Alan I. Goldman...........................      60          1993      Director

     Ray J. Friant, Jr. has been Chairman of the Board of the Company since its inception. Between 1988 and 1996, Mr. Friant was Managing Director of Seidman, Friant, Levine Ltd., a crisis management company, where he specialized in corporate restructuring and reorganization. In this capacity, he had management control, and successfully restructured and/or stabilized the operations, of three public companies, CMI Corp., Mr. Gasket Co. and Advanced Semiconductor Materials International N.V. ("ASM"), which companies have manufacturing operations in road building equipment, automotive aftermarket products and semiconductor production equipment, respectively. Since 1982, Mr. Friant has also been President and Director of Friant Associates, Inc., specializing in corporate turnarounds. Mr. Friant was Group Vice President and General Manager of Gulf+Western Industrial Products Group (IPG) from 1978 to 1982. IPG was a group of ten companies involved in electronic systems, electronic connectors, electronic components, electro-mechanical components, wire and cable, cutting tools and hardware manufacturing. From 1973 to 1978, as an employee of ITT
Corp., Mr. Friant successfully reorganized several multi-million dollar subsidiaries. In addition, he had a number of special worldwide assignments involving ITT Corp. headquarters organization, resource allocation for product development, and management succession. At Western Union Corp. from 1969 to 1972, Mr. Friant developed and implemented the business of teleprocessing at a non-regulated subsidiary. From 1953 to 1969, Mr. Friant was employed by General Electric Co. ("GE"), where he was responsible for initiating GE's phased array radar business, for designing and implementing GE's Program Management System for managing large, complex military contracts and for the business turnaround of several unsuccessful organizations. Mr. Friant earned B.S. degrees in both Mechanical Engineering and Electrical Engineering from West Virginia University. He also graduated from General Electric's three-year graduate level Advanced Engineering program and General Electric Management School.

     Samuel N. Seidman has been President and a Director of the Company since its inception. In 1970, Mr. Seidman founded Seidman & Co., Inc., an investment banking and economic consulting firm, and serves as its President. In this capacity, he has provided a broad range of investment banking services, including financial analysis and valuations, private financings, and corporate recapitalizations and debt restructurings. Mr. Seidman also serves as a director of AMREP Corp., a real estate development corporation listed on the New York Stock Exchange. He has acted as financial advisor to manufacturers of various kinds of production systems and components for a number of industries, including ASM, a multi-national producer of automated equipment and systems for the production of semiconductors, traded on the Nasdaq National Market. Mr. Seidman advised in the sale of ASM Fico Tooling, Inc., a European-based multi-national manufacturer of specialized tooling for the semiconductor industry. Mr. Seidman was Co-Chairman of the Creditors' Committee in the Chapter 11 reorganization of Sharon Steel Corp., an integrated manufacturer of finished steel products, and served as financial advisor in Chapter 11 to Chyron Corp., a specialized production systems company for video productions listed on the New York Stock Exchange, and Mr. Gasket Co., a manufacturer of automobile aftermarket products.

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

     Alan I. Goldman has been a Director of the Company since its inception. Since 1985, Mr. Goldman has been self-employed as an investment banker and management consultant, specializing in mergers and acquisi tions, private placements and business and organization consulting. From 1975 to 1985, Mr. Goldman was Senior Vice President, Finance and Chief Financial Officer of Management Assistance, Inc., a multi-national computer manufacturing, marketing and maintenance company and a purchaser and user of productions systems and components. From 1970 to 1974, Mr. Goldman was Vice President, Finance, Treasurer and Chief Financial Officer of Interway Corporation, an international company engaged in trailer and container leasing and fleet management. Mr.
Goldman is presently a director of Substance Abuse Technologies, Inc. Mr. Goldman earned a B.A. degree from Cornell University and an M.B.A. degree from New York University.

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

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Exchange Act requires officers, directors and persons who beneficially own more than 10% of a registered class of equity securities of the Company ("10% stockholders") to file reports of ownership and changes in ownership with the Commission. Officers, directors and 10% stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the fiscal year ended June 30, 1997, each of its officers, directors and 10% stockholders complied with the Section 16(a) reporting requirements except that Mr. Friant filed in August 1997 a Report on Form 4 for four transactions that occurred in June 1997 and Messrs. Friant, Seidman, Linman, Strance and Levine each filed late Reports on Form 4 with respect to the stock options granted to them in July 1996.


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

      On February 8, 1996, the Board of Directors of the Company approved the following annual salaries for its executive officers, effective May 23, 1996, upon consummation of the acquisition of Atlas: Chairman (presently Mr. Friant), $70,000; President (presently Mr. Seidman), $75,000; Chief Financial Officer, Secretary and Treasurer (presently Mr. Levine), $25,000; and Vice Presidents
(presently Messrs. Linman, Strance and Levine) $25,000. Such salaries are payable in equal monthly installments. An officer holding more than one office will receive only the salary of the highest paying office. All of such officers, in their capacities as directors, participated in the deliberations of the Board of Directors concerning executive officer compensation. The Board also approved fees of $16,000 per year for each director who is not an employee of the Company (presently Messrs. Foster and Goldman), which is payable in equal quarterly installments. In addition, non-employee directors and officers other than Messrs. Friant and Seidman will be paid at the rate of $1,000 to $2,000 per day, as determined by the Chairman and the President, for actual days spent by them in consulting or other special assignments for the benefit of the Company or its subsidiaries. Officers and directors are also eligible for other compensation and benefits as may be approved by the Board from time to time, including benefits under the Company's 1996 Performance Equity Plan which was adopted by the stockholders of the Company on May 21, 1996. On July 30, 1996, the Board of Directors awarded options under such plan to the Company's officers as follows:
- Messrs. Friant and Seidman - 70,833.33 shares each; Messrs. Linman and Strance
- 42,500 shares each; Mr. Levine - 28,333.33 shares. Such options are exercisable until July 30, 2001, at an exercise price of $5.00 per share.

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

     The agreements also provide for two bonuses based on the earnings of Atlas before interest and taxes, adjusted in the manner set forth in the agreements ("Adjusted Earnings"). Under one bonus arrangement, Messrs. Prime and Austin will each be paid $208,333 for each of the six years beginning January 1, 1996, in which Atlas' Adjusted Earnings exceed $2,000,000 and, if the Adjusted Earnings average at least $2,000,000 during such six-year period, they will each be paid, at the end of the six-year period, the sum of $1,250,000 less the aggregate of the amounts paid to them under such bonus arrangement for the prior five years. Based on the Adjusted Earnings of the Company for the fiscal year ended June 30, 1997, the Company has accrued $208,333 for each of Messrs. Prime and Austin under this arrangement for such fiscal year.

     Under the second bonus arrangement, if during the five years beginning January 1, 1996, the Adjusted Earnings average at least $2,626,000, they will each be paid an amount equal to the amount by which such average Adjusted Earnings exceed $2,626,000. Based on the Adjusted Earnings of the Company for the fiscal year ended June 30, 1997, the Company has accrued $419,088 for each of Messrs. Prime and Austin under this arrangement for the period January 1, 1996 through June 30, 1997.

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

                           SUMMARY COMPENSATION TABLE

                                                                                                               Long-Term
                                                                                                              Compensation
                                                                                                                 Awards

          Name and Principal Position                         Period                         Salary ($)         Options (#)
Samuel N. Seidman, President & CEO                        7/1/96-6/30/97                      75,000             70,833
                                                          4/1/96-6/30/96                       6,250
                                                          4/1/95-3/31/96                        --
                                                         6/24/94-3/31/95                        --


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                  Number of                Percent of
                                 Securities              Total Options/
                                 Underlying               SARs Granted              Exercise or
                                Options/SARs              to Employees               Base Price
          Name                     Granted                in Fiscal Year               ($/Sh)               Expiration Date
Samuel N. Seidman                  70,833                     27.8                      5.00                    7/30/2001



                        AGGREGATE YEAR-END OPTION VALUES
                                 (June 30, 1997)


                                      Number of unexercised options at            Value of unexercised in-the-money
                                             fiscal year-end(#)                     options at fiscal year-end($)
             Name                    Exercisable          Unexercisable         Exercisable            Unexercisable
Samuel N. Seidman                       70,833                  ---                  0                      ---


Stock Price Performance Comparison

      The following graph compares cumulative total return of the Company's Common Stock (symbol PRAC) with the cumulative total return of (i) the Standard & Poor's Midcap 400 index ("S&P Index") and (ii) an industry peer group index ("Peer Index") consisting of eight other publicly held SPAC(R)s. The graph assumes $100 was invested on July 6, 1994 (the date the Common began trading on the OTC Bulletin Board) in shares of Common Stock, stocks comprising the S&P Index and stocks comprising the Peer Index and the reinvestment of dividends.

      The Company has used an index of other SPAC(R) stocks for an industry peer group due to the unique business purpose of SPAC(R)s, and the features of their securities and rights of their security holders. The SPAC(R) index includes HDS Corporation, Concord Health Group, Inc. (through March 1996), Source Media, Inc., International Metals SPAC(R), Bogen Communications, Inc., Zydeco Energy, Inc., Kellstrom Industries and Restructuring SPAC(R) equally weighted.



                                                     PRAC                      S&P Midcap 400                 SPAC Index
      7/6/94                                       $100.00                          $100.00                    $100.00
      6/30/95                                       108.82                           119.90                     107.16
      6/30/96                                       150.00                           143.37                     137.10
      6/30/97                                        61.76                           174.14                     152.37


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

                                                                          Number               Percentage
Name of Beneficial Owner                                               of Shares          Beneficially Owned
------------------------                                               ---------          ------------------
Ray J. Friant, Jr.......................................
  30 Boxwood Drive
  Convent Station, New Jersey 07960                                   218,083(1)                 9.8%

Samuel N. Seidman.......................................
  520 Madison Avenue
  New York, New York 10022                                            217,083(1)                 9.8%

Joseph K. Linman........................................              114,250(1)                 5.3%

John S. Strance.........................................              113,250(1)                 5.2%

Jesse A. Levine.........................................               71,583(1)                 3.3%

Alan H. Foster..........................................               21,250                      1%

Alan I. Goldman.........................................               21,250                      1%

All Officers and Directors                                            776,749(1)                32.0%
  as a group (7 persons)................................

-----------------------

(1) Includes shares of Common Stock issuable upon immediately exercisable Warrants and options as follows: Mr. Friant--91,833 shares; Mr. Seidman--90,833 shares; Mr. Linman--46,500 shares; Mr. Strance--44,500 shares; Mr. Levine--28,333 shares.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Seidman & Co., Inc., an affiliate of the Company, makes available to the Company office space, as well as certain office, administrative and secretarial services as may be required by the Company. The Company paid Seidman & Co., Inc. $5,000 per month for such services until May 22, 1996, including $8,000 during the three months ended June 30, 1996. During the fiscal year ended June 30, 1997, the Company paid Seidman & Co., Inc. approximately $40,000 for such services. Samuel N. Seidman, a director and President of the Company, is President of Seidman & Co., Inc., and Jesse A. Levine, a director, Chief Financial Officer, Vice President, Secretary and Treasurer of the Company, is Regional Vice President--Midwest of Seidman & Co., Inc.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

I. The financial statements of the Company and Atlas listed in Item 8 are submitted as a separate section of this report.

             1.     Financial Statement Schedules
                          Schedule II -- Valuation  and  Qualifying  Accounts

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







-----------------------------
*     Filed as Exhibits to Registration Statement on Form S-1, No. 33-78188, and incorporated herein by reference.

**    Filed as Exhibit to Report on Form 8-K (Event dated May 23, 1996) and incorporated herein by reference.

***   Filed as Exhibits to Report on Form 8-K (Event dated December 18, 1995) and incorporated herein by reference.

****  Filed as Exhibits to Report on Form 10-K for fiscal year ended March 31, 1996 and incorporated herein by reference

***** Filed herewith.


      (b) During the period covered by this Report, the Company did not file any reports on Form 8-K.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                                      Index


Reports of Independent Certified Public Accountants                               F-2


Financial Statements
      Consolidated Balance Sheets                                                 F-5
      Consolidated Statements of Operations of The Company
            and Statements of Operations of the Predecessor                       F-7
      Consolidated Statements of Stockholders' Equity of The
            Company and Statements of Stockholders' Equity of
            the Predecessor                                                       F-8
      Consolidated Statements of Cash Flows of The Company
            and Statements of Cash Flows of the Predecessor                       F-9


Notes to Financial Statements                                                     F-11


Schedule II - Valuation and Qualifying Accounts                                   F-29

Report of Independent Certified Public Accountants



Productivity Technologies Corp.
New York, New York

We have audited the accompanying consolidated balance sheets of Productivity Technologies Corp. and Subsidiary ("The Company"), as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1997 and for the period May 24, 1996 to June 30, 1996 (collectively, the "Successor period"). We have also audited the statements of operations, stockholders' equity and cash flows of the Predecessor (see Note 1) for the period July 1, 1995 to May 23, 1996 ("Predecessor period"). We have also audited the 1997 and 1996 information in Schedule II. These financial statements and Schedule II are the responsibility of the Companies' managements. Our responsibility is to express an opinion on these financial statements and Schedule II based on our audits.

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

In our opinion, The Company's consolidated financial statements referred to above present fairly, in all material respects, the financial position of Productivity Technologies Corp. and Subsidiary at June 30, 1997 and 1996, and the results of their operations and their cash flows for the Successor period in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor's financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the Predecessor period, in conformity with generally accepted accounting principles.

Also, in our opinion, the 1997 and 1996 information in Schedule II presents fairly, in all material respects, the information set forth therein.





Troy, Michigan
August 29, 1997

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Atlas Technologies, Inc.
Fenton, Michigan

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Atlas Technologies, Inc. for the year ended June 30, 1995. We have also audited the 1995 information in Schedule II. These financial statements and the Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and Schedule II based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Atlas Technologies, Inc. for the year ended June 30, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the 1995 information in Schedule II presents fairly, in all material respects, the information set forth therein.




                                                           DUPUIS & RYDEN
Flint, Michigan
August 11, 1995

                 Productivity Technologies Corp. and Subsidiary

                           Consolidated Balance Sheets


June 30,                                                                                1997                 1996
-------------------------------------------------------------------------------------------------------------------
Assets (Notes 7 and 8)

Current Assets
  Cash and cash equivalents                                                     $      843,709       $      512,179
  Short-term investments, including accrued interest                                   929,204              965,255
  Contract receivables (Note 3)                                                      9,199,302            7,958,159
  Notes receivable                                                                     160,631              240,606
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 4)                                       8,640,731            7,593,003
  Inventories                                                                          619,242              720,947
  Prepaid expenses and other                                                           675,070              220,494
  Deferred income taxes (Note 11)                                                      622,000              480,000
  Assets held for sale (Note 5)                                                        937,549                    -
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                22,627,438           18,690,643
-------------------------------------------------------------------------------------------------------------------
Property and Equipment
  Land                                                                                 591,514              216,000
  Buildings and improvements                                                         1,329,113            2,132,388
  Machinery and equipment                                                            1,909,879            1,888,479
  Construction in progress (Note 13)                                                 4,142,725                    -
  Transportation equipment                                                              31,500               31,500
-------------------------------------------------------------------------------------------------------------------
                                                                                     8,004,731            4,268,367
  Less accumulated depreciation                                                        337,350               27,928
-------------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                           7,667,381            4,240,439
-------------------------------------------------------------------------------------------------------------------
Other Assets
  Goodwill, net of accumulated amortization
    of $113,884 and $10,923 (Note 2)                                                 2,490,842            2,593,803
  Noncompetition agreement, net of accumulated
    amortization (Note 6)                                                              211,083              228,083
  Other assets                                                                         412,988              270,803
-------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                   3,114,913            3,092,689
-------------------------------------------------------------------------------------------------------------------
                                                                                $   33,409,732       $   26,023,771
-------------------------------------------------------------------------------------------------------------------



                                 See accompanying notes to financial statements.

                 Productivity Technologies Corp. and Subsidiary

                           Consolidated Balance Sheets


June 30,                                                                              1997                 1996
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable
    Operating                                                                   $    2,472,828       $    2,444,411
    Capital expenditures                                                               157,000                    -
  Line-of-credit (Note 7)                                                                    -            7,188,558
  Accrued Expenses
    Executive bonus agreement (Note 13)                                              1,254,842              753,778
    Commissions payable                                                                437,185              544,248
    Payroll and related withholdings                                                   271,930              438,274
    Other                                                                              811,220            1,274,027
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 4)                                       1,165,271              534,963
  Current maturities of long-term debt (Note 8)                                        714,140              464,393
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                            7,284,416           13,642,652

Deferred Income Taxes (Note 11)                                                        832,000              779,000

Long-Term Debt, less current maturities (Note 8)                                    15,327,253            2,228,786
-------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                   23,443,669           16,650,438
-------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 13 and 14)

Stockholders' Equity (Notes 9 and 10)
  Common stock; $.001 par value, 20,000,000 shares
    authorized and 2,125,000 outstanding                                                 2,125                2,125
  Additional paid-in capital                                                         9,177,488            9,177,488
  Retained earnings                                                                    786,450              193,720
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                           9,966,063            9,373,333
-------------------------------------------------------------------------------------------------------------------
                                                                                $   33,409,732       $   26,023,771
-------------------------------------------------------------------------------------------------------------------

                                See accompanying notes to financial statements.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

              Consolidated Statements of Operations of The Company
                 and Statements of Operations of the Predecessor



                                                      The Company                                     Predecessor
                                           Year Ended              May 24, to            July 1, 1995               Year Ended
                                        June 30, 1997           June 30, 1996         to May 23, 1996            June 30, 1995
-------------------------------------------------------------------------------------------------------------------------------
Net Sales                              $   34,437,625           $   4,404,192           $  31,598,669           $   29,077,684
-------------------------------------------------------------------------------------------------------------------------------
Cost of Sales                              24,824,582               3,029,113              21,773,080               21,034,282
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                9,613,043               1,375,079               9,825,589                8,043,402

Selling, General and
  Administrative Expenses                   7,081,273                 729,141               6,006,965                5,118,720

Officers' Bonuses (Notes 2 and 13)            710,946                 197,290               2,117,251                        -
-------------------------------------------------------------------------------------------------------------------------------
Income From Operations                      1,820,824                 448,648               1,701,373                2,924,682
-------------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest expense                           (933,632)                (57,331)               (512,851)                (644,853)
  Interest income                             134,312                  20,274                  33,837                   32,971
  Gain (loss) on disposal of assets                 -                       -                  (2,976)                 308,565
  Miscellaneous                                21,226                 (41,744)                151,198                   63,609
-------------------------------------------------------------------------------------------------------------------------------
Total Other Expense                          (778,094)                (78,801)               (330,792)                (239,708)
-------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                  1,042,730                 369,847               1,370,581                2,684,974

Income Tax Expense (Note 11)                  450,000                 165,000                 608,000                  465,000
-------------------------------------------------------------------------------------------------------------------------------
Net Income                             $      592,730           $     204,847           $     762,581           $    2,219,974
-------------------------------------------------------------------------------------------------------------------------------
Net Income Per Share of
  Common Stock                         $          .28           $         .10
--------------------------------------------------------------------------------
Weighted Average Common
  Shares                                    2,125,000               2,125,000

--------------------------------------------------------------------------------

                                See accompanying notes to financial statements.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

         Consolidated Statements of Stockholders' Equity of The Company and Statements of Stockholders' Equity of the Predecessor


                                                                          Additional        Retained               Total
                                                Common Stock               Paid-In          Earnings           Stockholders'
                                          Shares            Amount         Capital          (Deficit)             Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1994 (Predecessor)       34,901     $      34,901   $      73,465     $    2,753,684    $      2,862,050

Stock repurchase from former
  stockholder (Note 9)                    (9,218)           (9,218)              -         (1,559,925)         (1,569,143)

Net income                                     -                 -               -          2,219,974           2,219,974
-------------------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1995 (Predecessor)      25,683            25,683          73,465          3,413,733           3,512,881

Distribution to former stockholder
  (Note 9)                                     -                 -               -           (700,000)           (700,000)


Net income                                     -                 -               -            762,581             762,581
-------------------------------------------------------------------------------------------------------------------------------



Balance, May 23, 1996 (Predecessor)       25,683     $      25,683   $      73,465     $    3,476,314    $      3,575,462
-------------------------------------------------------------------------------------------------------------------------------



Balance, May 24, 1996 (Company)        1,785,001     $       1,785   $   7,351,741     $      (11,127)   $      7,342,399


Reclassification of common stock
  subject to possible redemption
  (Note 9)                               339,999               340       1,825,747                  -           1,826,087


Net income                                     -                 -               -            204,847             204,847
-------------------------------------------------------------------------------------------------------------------------------



Balance, June 30, 1996 (Company)       2,125,000             2,125       9,177,488            193,720           9,373,333

Net income                                     -                 -               -            592,730             592,730
-------------------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1997 (Company)       2,125,000     $       2,125   $   9,177,488     $      786,450    $      9,966,063
-------------------------------------------------------------------------------------------------------------------------------



                               See accompanying notes to financial statements.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

              Consolidated Statements of Cash Flows of The Company
                 and Statements of Cash Flows of the Predecessor




                                                               The Company                                   Predecessor
                                                    Year Ended              May 24, to            July 1, 1995          Year Ended
                                                 June 30, 1997           June 30, 1996         to May 23, 1996        June 30, 1995
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                    $      592,730          $      204,847           $     762,581        $   2,219,974
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities
    Depreciation                                       346,873                  27,931                 360,726              355,088
    Amortization                                       119,961                  12,688                  15,235                9,917
    Provisions for losses on contract receivables     (117,971)                      -                 (68,649)             104,587
    Inventory net realizable value reserve             (80,000)                      -                 200,000                    -
    Deferred income taxes                              (89,000)                 46,000                 164,000             (202,000)
    (Gain) loss on disposal of assets                        -                       -                   2,976              (28,565)
    Changes in operating assets and liabilities
     Contract receivables                           (1,123,172)             (3,565,732)               (133,052)          (1,900,292)
     Inventories, prepaid expenses and other          (415,056)               (488,818)                 95,028            1,428,519
     Costs and estimated earnings in excess of
      billings on uncompleted contracts-net effect    (417,420)              1,365,906              (4,037,969)            (905,063)
     Accounts payable, accrued expenses
      and other                                       (206,733)              1,271,862                 174,259            1,111,639
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In)
  Operating Activities                              (1,389,788)             (1,125,316)             (2,464,865)           2,193,804
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Expenditures for property and equipment
   (including capitalized interest of
   $75,699 in fiscal 1997)                          (4,554,364)                (49,549)               (466,828)            (381,211)
  Collections on notes receivable                       79,975                   6,312                 219,540              175,144
  Proceeds from sale of short-term
   investments - net                                    36,051                       -                       -                    -
  Maturity of U.S. Government securities
   deposited in trust fund                                   -               7,120,000                       -                    -
  Purchase of Atlas                                          -              (6,900,000)                      -                    -
  Proceeds from sale of property
   and equipment                                             -                       -                   3,400              132,142
  Issuance of notes receivable                               -                       -                       -             (533,000)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In)
  Investing Activities                              (4,438,338)                176,763                (243,888)            (606,925)
------------------------------------------------------------------------------------------------------------------------------------

                                See accompanying notes to financial statements.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

              Consolidated Statements of Cash Flows of The Company
                 and Statements of Cash Flows of the Predecessor



                                                                The Company                                   Predecessor
                                                    Year Ended              May 24, to            July 1, 1995           Year Ended
                                                 June 30, 1997           June 30, 1996         to May 23, 1996        June 30, 1995
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds from additions of long-term debt          5,255,000                    -               1,500,000                 110,000
  Net borrowings (payments) - line-of-credit           863,911              589,300               3,990,320              (1,019,562)
  Net borrowings - revolving credit agreement          262,751                    -                       -                       -
  Payments on long-term debt, capital
   leases and notes payable                           (222,006)             (43,161)             (2,072,398)               (557,148)
  Distribution to former stockholder                         -                    -                (700,000)                      -
  Purchase of company stock                                  -                    -                       -                (196,000)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In)
  Financing Activities                               6,159,656              546,139               2,717,922              (1,662,710)
------------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) In Cash
  and Cash Equivalents                                 331,530             (402,414)                  9,169                 (75,831)

Cash and Cash Equivalents,
  at beginning of period                               512,179              914,593                  17,253                  93,084
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents,
  at end of period                              $      843,709          $   512,179           $      26,422           $      17,253
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
  Cash Paid During the Period For
   Interest                                     $      878,207          $    57,331           $     522,637           $     628,689
   Income taxes                                        827,451                    -                 570,175                 777,458
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Noncash Investing and
  Financing Activities
   Retirement of debt with proceeds from the
   revolving credit agreement                   $   11,036,864          $         -           $           -           $           -
   Construction in progress financed
    with accounts payable                              157,000                    -                       -                       -
   Purchase of stock with loan
    obligations                                              -                    -                       -               1,373,143
   Consummation of a noncompetition
    agreement with loan obligation                           -                    -                       -                 255,000
   Purchase of equipment with
    loan obligation                                          -                    -                       -                  97,941
------------------------------------------------------------------------------------------------------------------------------------

                                See accompanying notes to financial statements.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements


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

In December 1995, PSAC entered into a Merger Agreement with Atlas Technologies, Inc. ("Atlas") whereby Atlas would become a wholly-owned subsidiary of PSAC. (The acquisition was consummated May 23, 1996 - see Note 2). Subsequently, PSAC changed its corporate name to Productivity Technologies Corp. ("PTC"). PTC's operating results from inception through May 23, 1996 are summarized below (in thousands):

                                                                                              June 1993
                                                                                             (Inception)
                                                             Year Ended      Year Ended        Through
                                           April 1, 1996      March 31,       March 31,         March 31,
                                          to May 23, 1996       1996           1995              1994
------------------------------------------------------------------------------------------------------------
Interest income                            $    56            $   503        $    343           $   -
Operating expenses                             (54)              (266)           (250)             (2)
Income taxes                                    (3)              (132)            (31)              -
------------------------------------------------------------------------------------------------------------
Net Income (Loss)                          $    (1)           $   105        $     62           $  (2)
------------------------------------------------------------------------------------------------------------


The above operating results of PTC are not included in the accompanying financial statements.

The accompanying consolidated financial statements for the year ended June 30, 1997 and the period May 24 to June 30, 1996 include the accounts of PTC and its wholly-owned subsidiary, Atlas (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying financial statements presented for the period July 1, 1995 to May 23, 1996, and for the year ended June 30, 1995 represent the financial statements of Atlas (the "Predecessor").

Nature of Business

The Company is a manufacturer of automated industrial systems, machinery, equipment, components and engineering services. It operates with two manufacturing plants and three sales and engineering offices. The main plant is located in Fenton, Michigan with an additional plant operating in nearby Linden, Michigan.

Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotive- related customers have accounted for the majority of total annual sales. Sales are predominantly in the United States but, in recent years, the Company has targeted sales efforts in Mexico, Europe and Asia. Export sales during the twelve months ended June 30, 1997, 1996 and 1995 amounted to approximately 20%, 13% and 10%, respectively, of annual sales.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments

Short-term investments, representing U.S. Treasury Bills with maturities of twelve months or less, are carried at cost, which approximates market.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of contract receivables. The Company attempts to minimize its credit risk by reviewing all customers' credit histories before extending credit and by monitoring customers' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on contract receivables, if necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other information. Allowances of approximately $45,500 and $163,000 were deemed necessary at June 30, 1997 and 1996, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Beginning May 24, 1996, depreciation is computed on the straight-line method, generally using the following estimated useful lives:

      Building and improvements             20- 40 years
      Machinery and equipment               3 - 10 years
      Transportation equipment              2 -  5 years

Prior to May 24, 1996 depreciation was computed using straight-line and accelerated methods over the estimated useful lives of the assets.

Intangible Assets

Goodwill, representing the excess of cost over the fair value of net assets acquired in the acquisition of Atlas, is being amortized over twenty-five years using the straight-line method.

The noncompetition agreement is amortized using the straight-line method.

Warranty

The Company warrants under certain circumstances that its products meet certain agreed-upon manufacturing and material specifications. The Company records a warranty liability based on anticipated future claims.

Income Taxes

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

Net Income Per Share

Net income per share of common stock has been computed based on the weighted average number of common and any dilutive common equivalent shares outstanding.

The Financial Accounting Standards Board (FASB) has issued SFAS No. 128, "Earnings per Share," which modifies the existing standards for computing earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement is not expected to have a material impact on the Company's computation of earnings per share.

Long-Lived Assets

Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. No impairment of the Company's long-lived assets has occurred through June 30, 1997.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Recent Accounting Pronouncement

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by stockholders and distributions to stockholders. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

2.    Acquisition

On May 23, 1996, PTC acquired all the outstanding shares of Atlas for cash of $6,900,000, and related acquisition costs of approximately $337,060. The acquisition, which was pursuant to a Merger Agreement dated December 18, 1995, also included certain employment agreements with bonus arrangements involving the principal shareholders of Atlas (see Note 13).

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

The purchase price was allocated as follows:

Working capital                           $    2,238,011
Property and equipment                         4,218,818
Other assets                                     363,985
Goodwill                                       2,604,726
Liabilities                                   (2,188,480)
----------------------------------------------------------
Purchase Price                            $    7,237,060
-----------------------------------------------------------


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

Year Ended June 30,                             1996               1995
--------------------------------------------------------------------------------
Net sales                                 $    36,003,000   $     29,078,000
Net income                                      1,409,000            764,000
Net income per common share                           .66                .36
--------------------------------------------------------------------------------


3.    Contract Receivables

The contract receivables consisted of:


June 30,                                         1997                1996
--------------------------------------------------------------------------------
Billed
      Completed contracts                    $ 1,458,721        $  1,315,374
      Uncompleted contracts                    7,680,830           6,757,622
Unbilled                                         105,251              48,634
--------------------------------------------------------------------------------
Total Contracts Receivable                     9,244,802           8,121,630
Less allowance for doubtful accounts             (45,500)           (163,471)
--------------------------------------------------------------------------------
Total                                        $ 9,199,302        $  7,958,159
--------------------------------------------------------------------------------

4.    Costs and Estimated Earnings on Uncompleted Contracts

Costs  and  estimated  earnings  on  uncompleted   contracts  consisted  of  the
following:

June 30,                                         1997              1996
--------------------------------------------------------------------------------
Costs incurred on uncompleted contracts      $ 28,753,361      $  25,617,770
Estimated earnings                             10,512,171         10,217,972
--------------------------------------------------------------------------------
                                               39,265,532          35,835,742
Less billings to date                          31,790,072          28,777,702
--------------------------------------------------------------------------------
Total                                        $  7,475,460      $    7,058,040
--------------------------------------------------------------------------------


The above totals are included in the accompanying balance sheets under the following captions:

June 30,                                         1997                  1996
--------------------------------------------------------------------------------
Costs and estimated earnings in excess
      of billings on uncompleted contracts   $  8,640,731      $    7,593,003

Billings in excess of costs and estimated
      earnings on uncompleted contracts        (1,165,271)           (534,963)
--------------------------------------------------------------------------------
Total                                        $  7,475,460      $    7,058,040
--------------------------------------------------------------------------------


5.    Assets Held For Sale

The Linden land and building are being offered for sale at a price of approximately $1,100,000. The carrying value of these assets was $937,549 at June 30, 1997. Accordingly, no loss on the sale of these assets is expected by management. Since an offer to purchase for $1,100,000 has been received during fiscal 1998, these assets have been classified as a current asset at June 30, 1997.

6.    Noncompetition Agreement

Atlas has paid $255,000 to a former stockholder in connection with the repurchase of Atlas stock under a ten-year noncompetition agreement. In connection therewith, Atlas recorded an asset for $255,000, which is being amortized on a straight-line basis starting in December 1994.

7.    Line-of-Credit

At June 30, 1996, Atlas had an $8,000,000 working capital line-of-credit agreement with a bank, which was secured by substantially all assets. Interest was charged at a rate between prime and 3/4% over prime, depending on the Company's liabilities to tangible capital funds ratio, as defined in the borrowing agreement. The line-of-credit balance outstanding was $7,188,558 at June 30, 1996.

During 1997, the line-of-credit balance was repaid with proceeds from the revolving credit agreement (see Note 8).

8.    Long-Term Debt

Long-term debt consisted of:

June 30,                                                                                1997                  1996
-------------------------------------------------------------------------------------------------------------------------------
$14,000,000  revolving  credit  agreement  with a bank.  The amount  that may be borrowed  under this  agreement  is limited to  specified  percentages  of contract receivables, work in process and property and equipment of Atlas.
      The revolving credit agreement provides for outstanding borrowings to bear interest at a rate equal to the bank's  prime rate (which was 8.5% at June
      30, 1997).  In addition,  there is a commitment  fee of 1/4 % per annum on the unused  portion of the  revolving  credit which is payable  quarterly.
      Principal  payments on this  agreement  are due quarterly in the amount of
      $62,500 until  December 10, 1998, at which time the entire balance is due.
      Borrowings under this agreement are  collateralized  by substantially  all assets of Atlas. The revolving credit agreement
      also contains various financial covenants.                                    $   11,299,615          $        -



June 30,                                                                                 1997                 1996
-------------------------------------------------------------------------------------------------------------------------------
First mortgage note payable (see (1) below
      for details)                                                                       4,500,000                   -

Other (approximately $2.4 million of the June 30, 1996 balance was repaid during fiscal 1997 with
      proceeds of the revolving credit agreement)                                          241,778           2,693,179
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                                   16,041,393           2,693,179

Less current maturities                                                                    714,140             464,393
-------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                        $ 15,327,253      $    2,228,786
-------------------------------------------------------------------------------------------------------------------------------


(1) In January 1997, the Company borrowed $4,500,000 in connection with variable rate industrial revenue bonds issued by The Economic
      Development Corporation of the County of Genesee. The note is payable in amounts of $400,000 per year for fiscal years 1998-2000 and then $300,000 per year through 2011. Interest is payable quarterly and is set weekly by the remarketing agent at a level which allows the bonds to be sold at par. The interest rate at June 30, 1997 was approximately 4.0%.
      To enhance the marketability of the bonds and guarantee payment of the bonds on the Company's behalf, a bank has issued its letter of credit through December 2001. The commission on the letter of credit is 1% annually, and is payable quarterly. Also, the bonds are secured by a first mortgage note collateralized by substantially all assets of the Company.

Scheduled maturities of long-term debt for future years ending June 30 are as follows: 1998 - $714,140; 1999 - $11,515,853; 2000 - $449,915; 2001 -
$341,004; 2002 - $320,482 and $2,699,999 thereafter.

9.    Stockholders' Equity

On July 5, 1994, PTC consummated its Offering of 1,700,000 units ("Units"). (425,000 shares had been previously issued for $25,000.) Each Unit consisted of one share of PTC's common stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from PTC one share of common stock at an exercise price of $5.00 during the period commencing May 24, 1996, and ending June 24, 2001. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice at any time, only in the event that the last sale price of the common stock is at least $8.50 per share for 20 consecutive trading days ending on the third day prior to date on which notice of redemption is given.

PTC also issued 300,000 warrants to certain investors, which are identical to the Warrants discussed above.

At June 30, 1997, 4,210,000 shares of common stock were reserved for (1) issuance upon exercise of the warrants described above, and (2) for the securities underlying a purchase option granted the underwriter of the Offering. This option, which allows the underwriter the right to purchase up to 170,000 Units, is exercisable initially at $7.50 per Unit until June 23, 1999. Each Unit consists of one share of PTC common stock and two Warrants. The Units issuable upon exercise of the purchase option are identical to those described above except that the Warrants contained therein expire June 23, 1999.

No Warrants have been exercised or granted subsequent to May 23, 1996.

The Company is authorized to issue 1,000,000 shares of preferred stock ($.001 par value) with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred stock has been issued by the Company.

In connection with the May 23, 1996 acquisition of Atlas, a total of 339,999 shares of common stock that were previously subject to possible redemption were reclassified to permanent equity by the Company.

Atlas had periodically repurchased its stock in prior years, and in order to comply with the Michigan Business Act, all such treasury stock was combined with common stock, paid-in capital, and retained earnings and was considered to be retired, but available for reissue. During 1995, Atlas purchased 9,218 shares of its own stock from a former stockholder for $1,569,143.

In  accordance  with  the  December  18,  1995  Merger  Agreement,   a  $700,000
distribution was paid to a former shareholder in May 1996.

10.   Employee Benefit Plans

Atlas previously sponsored an Employee Stock Ownership Trust (ESOT) for all of the Company's employees. Atlas elected to contribute $200,000 and $150,000 to the ESOT during the periods ended May 23, 1996 and June 30, 1995, respectively. At May 23, 1996, the Company's stock owned by the ESOT was acquired as part of the purchase transaction. The Company liquidated the ESOT during fiscal year 1997.

The Company has a 401(k) plan covering substantially all the Company's employees. The plan allows for eligible employees to defer a portion of their salary. In addition, discretionary contributions may be made by the Company. The Company contributed $148,700 for the year ended June 30, 1997. The Company made no contributions for the period ended May 23, 1996 or for the Predecessor periods.

PTC adopted a Performance Equity Plan in 1996 to enable the Company to offer to selected personnel an opportunity to acquire an equity interest in the Company through the award of incentives such as stock options, stock appreciation rights and/or other stock-based awards. The total number of shares of common stock reserved and available for distribution under the Plan is 330,000 shares. On
July 30, 1996, the Board of Directors awarded 255,000 options to certain employees under such plan. Such options are exercisable until July 30, 2001, at an exercise price of $5.00 per share. None of these options were exercised during fiscal 1997.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and income per share amounts for the year ended June 30, 1997 would have been the pro forma amounts indicated below:

      Net income - as reported                $ 592,730
      Net income - pro forma                    259,445
      Net income per share - as reported            .28
      Net income per share - pro forma              .12

The fair value of each option grant is established on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 23%; risk-free interest rate of 5.4%; and expected lives of 2 years.

The effects of applying SFAS No. 123 in the above pro forma disclosure are not necessarily indicative of future amounts.

11.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

June 30,                                          1997             1996
--------------------------------------------------------------------------------
Depreciation and basis of assets             $  715,000      $   693,000
Other                                           117,000           86,000
--------------------------------------------------------------------------------
Deferred Tax Liability                       $  832,000      $   779,000
--------------------------------------------------------------------------------
Accrual for executive bonus agreement        $  285,000      $   185,000
Research credit carryforward                    218,000          178,000
Other                                           119,000          117,000
--------------------------------------------------------------------------------
Deferred Tax Asset                           $  622,000      $   480,000
--------------------------------------------------------------------------------

Significant components of taxes on income are as follows:

                                                                     The Company                        Predecessor
                                                                            May 24, 1996     July 1, 1995
                                                            Year Ended          to                 to            Year Ended
                                                          June 30, 1997     June 30, 1996     May 23, 1996      June 30, 1995
-------------------------------------------------------------------------------------------------------------------------------
Federal
      Current                                            $  481,000          $ 108,000        $  401,000         $  561,000
      Deferred                                              (89,000)            46,000           164,000           (202,000)
      Other                                                       -                  -                 -             10,000

State
      Current                                                58,000             11,000            43,000             96,000
-------------------------------------------------------------------------------------------------------------------------------
Total                                                    $  450,000          $ 165,000        $  608,000         $  465,000
-------------------------------------------------------------------------------------------------------------------------------

The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense is as follows:

                                                                     The Company                          Predecessor
                                                                              May 24, 1996     July 1, 1995
                                                             Year Ended           to                 to          Year Ended
                                                           June 30, 1997     June 30, 1996     May 23, 1996     June 30, 1995
------------------------------------------------------------------------------------------------------------------------------
Tax at statutory rate                                      $  355,000         $ 126,000         $ 466,000        $  913,000

Goodwill amortization and
      other non-deductible
      items                                                    55,000             6,000            70,000                 -

Research credit                                               (40,000)                -                 -          (208,000)

State income taxes, net
      of federal income tax
      benefit                                                  38,000             7,000            28,000            96,000

Change in valuation
      allowance                                                     -                 -                 -          (319,000)

Other - net                                                    42,000            26,000            44,000           (17,000)
------------------------------------------------------------------------------------------------------------------------------
Income Tax Expense                                         $  450,000         $ 165,000         $ 608,000        $  465,000
------------------------------------------------------------------------------------------------------------------------------


Atlas has tax research credit carryforwards totalling $218,000 that will begin to expire in 2008.

12.   Major Customers

For the twelve months ended June 30, 1997, 1996 and 1995, the Company's sales to its major customers (each representing more than 10% of total net sales) amounted to approximately 44%, 64% and 60% of total annual sales. During 1997, there were three major customers representing 20%, 12% and 12% of total net sales; during 1996, there were four major customers representing 30%, 13%, 11% and 10% of total net sales; and during 1995, there were three customers representing 35%, 15% and 10% of total net sales.

13.   Commitments

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


(2) During fiscal 1997, the Company began constructing a new facility. At June 30, 1997, the estimated costs to complete the facility are approximately $130,000.

14.   Contingencies

The Company has received a "Demand For Arbitration" dated October 1, 1996 by a former customer who alleges, among other issues, a $15,400,000 claim for damages resulting from a breach of contract and breach of warranties related to the design and manufacture of certain industrial equipment.

The Company believes the arbitration demand is without merit and is vigorously defending its position. Further, with respect to the alleged damages, the total purchase amount on this contract was $1,360,000. The former customer has acknowledged receiving the Company's standard terms and conditions. These terms and conditions provide, in pertinent part, that the Company will not, in any event, be liable for any incidental or consequential damages, including loss of profits. Further, the Company's warranty policy states that the buyer's sole remedy is limited to either repair or replacement of the equipment or defective parts, or, after negotiated settlement, return of the goods to seller.

While the final outcome of the arbitration demand cannot currently be determined, management believes that the final outcome will not have a material adverse effect on the Company's results of operations or its financial position.

Atlas is undergoing an Internal Revenue Service audit for the fiscal year ended June 30, 1995. The main area of review is a research and experimentation tax credit the Company has calculated and filed for over the past six years. The Company has applied $383,000 of credit toward Federal taxes due for the fiscal period ended June 1995 and had a carry forward of $481,400 expected to be used as a reduction in the calculation of 1996 and 1997 alternative minimum tax payments. Management believes this issue is a matter of interpretation of the research and experimentation regulations. Management believes that the IRS may seek a reduction in the amount of credit calculated which may have an adverse effect to the financial statements of the Company. The Company is entitled to indemnification (subject to certain exclusions and limitations) from the former principal stockholders of Atlas for amounts it may be required to pay as a result of such audit. Also, to the extent any such amounts have the effect of reducing the net worth of Atlas at December 31, 1995 below a specified amount, the Company is entitled to reimbursement from the former stockholders of Atlas and has secured such reimbursement obligation through a $1,000,000 escrow account.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                 Schedule II - Valuation and Qualifying Accounts


                                                                              Additions
                                                        Balance at           Charged to                                   Balance
                                                         Beginning             Cost and                                    at End
Description                                              of Period             Expenses           Deductions             of Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended June 30, 1997 (Company)
  Allowance for doubtful accounts
    (deducted from contract receivables)                $   163,471         $    (78,753)      (1)    $   (39,218)     $     45,500
  Inventory net realizable value reserve                    200,000                    -       (2)        (80,000)          120,000
------------------------------------------------------------------------------------------------------------------------------------
Period May 24, 1996 to June 30, 1996 (Company)
  Allowance for doubtful accounts
    (deducted from contract receivables)                $   163,471         $          -              $         -      $    163,471
  Inventory net realizable value reserve                    200,000                    -                        -           200,000
------------------------------------------------------------------------------------------------------------------------------------
Period July 1, 1995 to May 23, 1996 (Predecessor)
  Allowance for doubtful accounts
    (deducted from contract receivables)                $   232,120         $    180,337       (1)    $  (248,986)     $    163,471
  Inventory net realizable value reserve                          -              200,000                        -           200,000
------------------------------------------------------------------------------------------------------------------------------------
Year Ended June 30, 1995 (Predecessor)
  Allowance for doubtful accounts
    (deducted from contract receivables)                $   127,533         $    108,000       (1)    $    (3,413)     $    232,120
  Inventory net realizable value reserve                          -                    -                        -                 -
------------------------------------------------------------------------------------------------------------------------------------

(1) Accounts deemed to be uncollectible (net of accounts collected that were previously deducted). (2) Inventory disposed of, charged to reserve.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned herewith duly authorized.


October 3, 1997                        PRODUCTIVITY TECHNOLOGIES CORP.


                                       By: /s/ Samuel N. Seidman
                                          ---------------------------
                                              Samuel N. Seidman
                                                 President


             Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


  /s/  Ray J. Friant, Jr.                      Chairman of the Board                                 October 3, 1997
-----------------------------------------
Ray J. Friant, Jr.


  /s/  Samuel N. Seidman                       Chief Executive Officer,                              October 3, 1997
-----------------------------------------      President and Director
Samuel N. Seidman


  /s/  Joseph K. Linman                        Vice President and Director                           October 3, 1997
-----------------------------------------
Joseph K. Linman


  /s/  John S. Strance                         Vice President and Director                           October 3, 1997
-----------------------------------------
John S. Strance


  /s/  Jesse A. Levine                         Vice President, Secretary,                            October 3, 1997
-----------------------------------------      Treasurer and Director and
Jesse A. Levine                                Chief Financial Officer



-----------------------------------------      Director
Alan H. Foster



-----------------------------------------      Director
Alan I. Goldman
