Form 10-Q
period 1997-09-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1997-11-14
CIK 911787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 1997

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

                  509 Madison Avenue, New York, New York 10022
           -----------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 1997: 2,125,000 shares $ .001 par value common stock.

                                    CONTENTS

                                                                                      Page
Part I : Financial Information for
         Productivity Technologies Corp. (PTC) and
         Subsidiary Atlas Technologies, Inc. (Atlas)

Item 1.  Interim Financial Statements                                                   3

         Consolidated Balance Sheets of PTC and Atlas                           .       4-5

         Consolidated Income Statements of PTC and Atlas                                6

         Consolidated Statement of Stockholders' Equity of PTC                          7

         Consolidated Statement of Cash Flows of PTC and Atlas                          8-9

         Notes to Financial Statements                                                  10-12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                                     13-15

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                               15

Signatures                                                                              16


PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARY

PART I:           FINANCIAL INFORMATION


ITEM 1.           INTERIM FINANCIAL STATEMENTS


The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instruction to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operation results for the three months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

The aforementioned consolidated financial statements should be read in conjunction with Productivity Technologies Corp. and Subsidiary's Form 10-K for the fiscal year ended June 30, 1997. Information provided includes the consolidated audited financial statements, including footnotes, for the year ended June 30, 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets

                                                                        Unaudited                Audited
 Assets                                                            September 30, 1997         June 30, 1997
 Current Assets
    Cash and cash equivalents                                           $102,815                $843,709
    Short-term investments, and accrued interest                       1,466,675                 929,204
    Contracts receivable                                               5,980,774               9,199,302
    Notes receivable                                                           0                 160,631
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                               11,807,586               8,640,731
    Inventories                                                          497,056                 619,242
    Prepaid expenses and other                                           200,921                 675,070
    Deferred income taxes                                                616,618                 622,000
    Assets held for sale                                                       0                 937,549
--------------------------------------------------------------------------------------------------------
 Total Current Assets                                                 20,672,445              22,627,438
--------------------------------------------------------------------------------------------------------

 Property and Equipment
    Land                                                                 591,514                 591,514
    Buildings and improvements                                         4,807,459               1,329,113
    Machinery and equipment                                            2,998,449               1,909,879
    Construction in progress                                                   0               4,142,725
    Transportation equipment                                              31,500                  31,500
--------------------------------------------------------------------------------------------------------
        Total Fixed Assets                                             8,428,922               8,004,731
        Less Accumulated Depreciation                                    445,144                 337,350
--------------------------------------------------------------------------------------------------------
 Net Property and Equipment                                            7,893,778               7,667,381
--------------------------------------------------------------------------------------------------------
 Other Assets
    Goodwill, net of accumulated amortization                          2,465,102               2,490,842
    Three months ending
    Non competition agreement, net of amortization                       206,833                 211,083
    Other assets                                                         756,439                 412,988
--------------------------------------------------------------------------------------------------------
 Total Other Assets                                                    3,428,374               3,114,913
------------------------------------------------------------------------------------------------------------
 Total Assets                                                        $32,084,597             $33,409,732
------------------------------------------------------------------------------------------------------------

                 See accompanying notes to Financial Statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets


                                                                         Unaudited                 Audited
                                                                     September 30, 1997         June 30, 1997
                      Liabilities and Stockholders' Equity

 Current Liabilities
    Accounts payable                                                      $2,443,368             $2,472,828
    Payroll and related withholdings                                         198,139                271,930
    Executive Bonus Agreement                                              1,093,241              1,254,842
    Commission payable                                                       521,265                437,185
    Other accrued liabilities                                                878,309                811,220
    Billings in excess of costs and estimated
    earnings on uncompleted contracts                                      1,184,322              1,165,271
    Current maturities of long term debt                                     712,216                714,140
-----------------------------------------------------------------------------------------------------------
 Total Current Liabilities                                                 7,030,860              7,284,416

 Deferred Income Taxes                                                       832,000                832,000

 Long Term Debt Less Current Maturities                                   14,081,829             15,327,253
 Total Liabilities                                                        21,944,689             23,443,669
-----------------------------------------------------------------------------------------------------------

 Stockholders' Equity
    Preferred Stock, .001 par value, 1,000,000 authorized                         --                     --
    authorized and non outstanding
    Common Stock, .001 par value, 20,000,000
    shares authorized and 2,125,000 outstanding                                2,125                  2,125
    Additional paid-in capital                                             9,177,488              9,177,488
    Retained earnings                                                        952,295                786,450
-----------------------------------------------------------------------------------------------------------
 Total Stockholders' Equity                                               10,131,908              9,966,063
-----------------------------------------------------------------------------------------------------------
 Total Liabilities Stockholders' Equity                                  $32,084,597            $33,409,732
-----------------------------------------------------------------------------------------------------------


                 See accompanying notes to Financial Statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Income Statements

                                                  First Quarter Ending

                                             Sept 30, 1997        Sept 30,1996
 Net Sales                                      $9,352,486          $8,426,298
------------------------------------------------------------------------------
 Cost of Sales                                   6,635,080           6,325,350
------------------------------------------------------------------------------
 Gross Profit                                    2,717,406           2,100,948
 Selling, General and Administrative
 expenses, including officers' bonuses           2,267,554           1,912,618
------------------------------------------------------------------------------
 Income (Loss)  From Operations                    449,852             188,330
------------------------------------------------------------------------------
 Other Income ( Expenses)
    Interest income                                 25,498              19,157
    Interest expense                              (291,851)           (187,853)
    Miscellaneous                                   92,846              19,199
------------------------------------------------------------------------------
 Total Other Expenses                             (173,507)           (149,497)
------------------------------------------------------------------------------
 Income Before Income taxes                        276,345              38,833
 Income Taxes                                      110,500              24,500
------------------------------------------------------------------------------
 Net Income (Loss)                                 165,845              14,333
------------------------------------------------------------------------------
 Net Income Per Share of
    Common Stock                                     $0.08               $0.01
------------------------------------------------------------------------------
 Weighted Average Common
    Shares Outstanding                           2,125,000           2,125,000
------------------------------------------------------------------------------


                 See accompanying notes to Financial Statements.


                             Consolidated Statement of Stockholders' Equity of PTC(Unaudited)


                                                           Additional                          Total
                                            Common Stock     Paid-In        Retained       Stockholders'
                               Shares        Amount          Capital        Earnings           Equity
Balance, July 1, 1996         2,125,000       $2,125       $9,177,488        $786,450        $9,966,063

Net Income                                                                   $165,845          $165,845
-------------------------------------------------------------------------------------------------------
Balance,                      2,125,000       $2,125       $9,177,488        $952,295       $10,131,908
September 30, 1997
-------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statement of Cash Flows



                                                                    Three Months Ended         Three Months Ended
                                                                    September 30, 1997         September 30, 1996
 Cash Flow From Operating Activities
    Net Income                                                          $165,845                    $14,333

 Adjustments to reconcile net income to net cash
 provided by (used in ) operating activities:
    Depreciation                                                         107,794                     96,912
    Amortization                                                        (417,271)                    29,991
    Deferred income tax                                                    5,382                          0

 Changes in operating assets and liabilities
    Contracts receivable                                               3,218,528                  1,674,528
    Inventories, prepaid expenses and other                              596,335                    155,154
    Costs and estimated earnings in excess of
    billings on uncompleted contracts                                 (3,147,804)                   489,675
    Accounts payable, accrued exp and other                             (262,683)                (1,366,753)
------------------------------------------------------------------------------------------------------------
 Net Cash Provided by (Used In) Operating Activities                     266,126                  1,093,840
------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statement of Cash Flows



                                                                  Three Months Ended         Three Months Ended
                                                                  September 30, 1997         September 30, 1996
 Cash Flows From Investing Activities
    Collection of Notes Receivable                                       160,631                    240,606
    Investment of  US Securities                                        (537,471)                   235,133
    Expenditures for property and equipment                              513,358                   (127,721)
    Increase in notes receivable                                         103,810                   (261,613)
------------------------------------------------------------------------------------------------------------
 Net Cash Provided by (Used In) Investing Activities                     240,328                     86,405
------------------------------------------------------------------------------------------------------------
 Cash Flows From Financing Activities
    Net borrowings (payments) - line of credit                                 0                   (905,300)
   (Payments) or Borrowings  on long term                                 (1,924)                         0
    debt, capital leases and notes payable
    Proceeds from additional long-term debt                           (1,245,424)                  (115,891)
    Distribution to former stockholders                                        0                          0
------------------------------------------------------------------------------------------------------------
 Net Cash Provided by (Used In) Financing Activities                  (1,247,348)                (1,021,191)
------------------------------------------------------------------------------------------------------------
 Net Increase (Decrease) In Cash and Cash equivalents
                                                                        (740,894)                   159,054
 Cash and Cash equivalents at the beginning of the period
                                                                         843,709                    512,179
------------------------------------------------------------------------------------------------------------
 Cash and Cash equivalents at the end of the period                      102,815                    671,233
------------------------------------------------------------------------------------------------------------
    Supplemental Cash Flow Information
    Cash Paid during the period for:
    Interest                                                            $291,851                   $187,853
    Income Taxes                                                        $110,500                    $24,500
------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                    Notes to Financial Statements (Unaudited)


1.       Basis of Presentation

The accompanying unaudited financial statements for the first quarter ended September 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements at that date. Operating results for the first quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the period ended June 30, 1997.

2.       Summary of Significant Accounting Policies

Formation of the Company and Basis of Presentation

The Company, formerly named Production Systems Acquisition Corporation, was incorporated in June 1993 with the objective of acquiring an operating business engaged in the production systems industry. The Company originally selected March 31 as its fiscal year-end. The Company completed an initial public offering ("Offering") of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1996 The Company changed its name to Productivity Technologies, Corp. (PTC), and acquired, through a merger, Atlas Technologies, Inc. ( Atlas ) as a wholly owned subsidiary.

The accompanying financial statements presented for the first quarter ended September 30, 1997 include the consolidated accounts of PTC and Atlas. All significant inter-company accounts and transactions have been eliminated upon consolidation.

Nature of Business

Atlas is PTC's sole operating subsidiary at this time. Atlas is a leading innovator and supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and appliance metal stamping operations. Atlas operates three manufacturing plants and has sales and engineering offices in Michigan, Georgia, England and China. The main plants are located in Fenton, Michigan with an additional plant operating in nearby Linden, Michigan.

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

Net Income Per Common Share

Net income per common share for the first quarter ended September 30, 1997 has been computed based on the weighted average number of common and diluted common equivalent shares outstanding.


3.       Commitments

(1) In connection with the merger agreement, Atlas has entered into employment agreements which changed the compensation of two executive officers of Atlas. The employment agreements in regards to annual compensation are identical, except that one agreement expires on December 31, 1998, and the other expires on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of the Company. Annual compensation under each agreement is $195,052, subject to cost of living increases after December 31, 1997.

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

     Under the other bonus arrangement, if during the five years beginning January 1, 1996, the "Average Adjusted Earnings" (as defined in the related agreements) are at least $2,626,000, each executive will be paid, on December 31, 2000, an amount equal to the amount by which such average earnings exceed $2,626,000. Both bonus arrangements are also subject to various conditions described in the related agreements. The bonus arrangements do not terminate in the event of death of the executive, but payments will be reduced by the amount of insurance benefits paid to the executive's estate pursuant to life insurance in effect.

4.       Contingencies

(1) Atlas has received a "Demand For Arbitration" dated October 1, 1996 by a former customer who alleges, among other issues, a $15,400,000 claim for damages resulting from a breach of contract and breach of warranties related to the design and manufacture of certain industrial equipment. Atlas believes the lawsuit is without merit and will vigorously defend its position. Further, with respect to the alleged damages, the total purchase amount on this contract was $1,360,000. The former customer has acknowledged receiving the Company's standard terms and conditions. These terms and conditions provide in pertinent part that the Company will not, in any event, be liable for any incidental or consequential damages, including loss of profits. Further, the Company warranty policy states that the buyer's sole remedy is limited to either repair or replacement of the equipment or defective parts, or, after negotiated settlement, return of the goods to seller. While the final outcome of the litigation cannot be determined at this early date in the proceedings, management believes that the final outcome will not have a material adverse effect on the Company's results of operations or its financial position. Atlas is not involved as a defendant in any other substantial litigation. Initial arbitration was reported in PTCs' 10-K for the year ended June 30, 1997.

(2) Atlas is undergoing an Internal Revenue Service audit for the fiscal year ended June 30, 1995. The main area of review is a research and experimentation tax credit Atlas has calculated and filed for over the past six years. Atlas had applied $383,000 of credit towards Federal Taxes due for the fiscal period ended June 1995 and had a carry forward of $481,400 expected to be used as a reduction in the calculation of 1996 and 1997 alternative minimum tax payments. Management and Atlas' accountants believe this issue is a matter of interpretation of the research and experimentation regulations. Management believes that the IRS may seek a reduction in the amount of credit calculated which may adversely affect the financial statements of the Company. PTC has an established escrow account for uncertainties that occur from activities of Atlas prior to the acquisition date of May 23, 1996. Atlas may contractually participate in this audit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unaudited sales revenues for the quarter ended September 30, 1997 were $9,352,486, up 11% from the quarter ended September 30, 1996 of $8,426,298. Increased sales were primarily due to improved capacity and product mix. The order backlog as of September 30, 1997 was $18.2 million, down 12% from the September 30, 1996 back-log of $20.6 million, mainly due to slightly slower closings of new orders. The volume of new business quotes, both domestic and foreign, remains active.

Costs of products sold for the quarter ended September 30, 1997 were $6,635,080, up 5% from $6,325,350 for the quarter ended September 30, 1996. The increase in cost of sales from a quarter a year ago correspond to an 11% increase in quarterly revenues versus the quarter a year ago. Cost of products sold as a percent of revenues decreased to 71% of revenues during the quarter compared to 75% of revenues during the first quarter of fiscal 1996. The reduction was primarily due to lower development expenses, a better product mix, and improved production processing during the quarter relative to the quarter one year ago.

The reduction in cost of sales resulted in a 29% improvement in gross profit for the quarter ended September 30, 1997 to $2,717,406 compared to $2,100,948 for the quarter ended September 30, 1996. Gross profit margins increased by 4%. Gross profits improved for reasons cited in the paragraph above and an improvement in international installation costs during the quarter.

Consolidated selling, general and administrative (SG&A) expenses, including officers' bonuses, during the quarter ended September 30, 1997, were $2,267,554, up 19% from the quarter ended September 30, 1996 of $1,912,618. Primary factors for the SG&A increase included increases in executive bonuses, foreign travel, international office expenses not present in 1996, higher volume related sales commissions, legal expenses, and relocation costs incurred due to the opening and move to Atlas' new plant.

Consolidated earnings from operations (net income before interest and income taxes) for the quarter ended September 30, 1997 were $449,852, up 138% from the quarter ended a year ago of $188,330. The increase was primarily due to the improved product mix, lower development costs and improved plant production processing.

Interest expenses for the quarter ended September 30, 1997 were $291,851, up 55% from $187,853 for the quarter ended September 30, 1996. Increased interest expense was due to higher utilization of the line of credit to finance work in process, account receivables, and the financing of the new plant.

Net consolidated income for the quarter ended September 30, 1997 was $165,845, up 1,157% from $14,333 for the quarter ended September 30, 1996. The net profits consisted of income from operations of $88,845 and extraordinary net income of $77,000 from a gain on sale of the Argentine facility during the quarter. Atlas entered into a one year leaseback agreement on a portion of the Argentine facility due to an anticipated temporary need for increased production floorspace. The one year leaseback agreement may be extended at Atlas' option for an additional year.

Liquidity and Capital Resources

Atlas believes it has sufficient capital to meet short and long term funding needs. Management expects facilities currently in place, along with anticipated continued cash available from operations, will be sufficient for general operations and any required current year asset purchases.

During the fiscal year ending June 30, 1997, Atlas entered into a new debt financing agreement with First of Chicago NBD. The bank consolidated all of Atlas' long and short term debts, bundling the various notes and lines of credit into one new two year committed line of credit, with increased maximum debt usage of $14,500,000 based on collateral of Atlas' receivables, work-in-process inventories, and other assets. Interest rates were reduced to the bank prime rate and a revised amortization of certain asset based debt to quarterly payments of $62,500 has reduced the overall annual principal payment requirements, improving the current ratio and working capital.

Atlas also entered into an agreement with First of Chicago NBD to fund the construction of the new building and equipment through the sale of $4,500,000 in tax exempt Industrial Revenue Bonds (IRB). The proceeds, most of which have been spent as of the end of the first quarter of fiscal 1998, were used for the construction, furnishing and equipping of the new 59,000 sq. ft. manufacturing building. Unused funds have been invested and earn interest until spent. The bonds are state and federal tax exempt so the floating rate of interest is significantly reduced compared to conventional construction or real-estate financing.

Terms: 1997    Interest only
       1998 $400,000 annual principal payment plus quarterly interest payments.
       1999 $400,000 annual principal payment plus quarterly interest payments.
       2000 $400,000 annual principal payment plus quarterly interest payments.
       2001 - 2011 $300,000 annual principal payment plus quarterly interest payments.

IRB closing costs of $184,409 were incurred and were booked as a long term asset. These are being amortized over the 15 year life of the Industrial Revenue Bonds.

At September 30, 1997, Atlas had financed debt of $10,068,115 under the line of credit, and $4,500,000 under the Industrial Revenue Bond, payable over 15 years, and other debt of $225,930 for a total long term debt of $14,794,045, compared to the June 30, 1997 total combined long term debt financing and line of credit balance of $15,327,253.

The Company believes that, as a result of the new loan facility, its short-term credit availability is adequate to support its business operations at current and near-term anticipated sales levels.

Working  capital at September 30, 1997 was $13,641,585 and the current ratio was
2.9 to 1, compared to $15.343,022 and 3.1 to 1, respectively, at June 30, 1997. The modest decline primarily reflects the sale of the Argentine facility. Accounts receivable also declined considerably during the quarter, reflecting customer cash payments of $3,218,528. Cash from the conversion of receivables was mostly offset by a $3,147,804 increase in work in process during the quarter, reflecting greate equipment building activity during the period. Atlas has retained the proceeds from the Industrial Revenue Bond. Under certain arbitrage guidelines, Atlas is able to invest the IRB proceeds in US securities until the funds are completely spent on the building and equipment.

Forward-Looking Statements

When used in this and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: (a) an adverse outcome from the IRS audit for the year ending June 30, 1995; (b) competitive pressures in the production systems industry; and (c) general economic conditions. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances.

ITEM 6.  Exhibits and Reports on Form 8-K

        A.  Exhibits

         27     Financial Data Schedule (filed electronically only).

        B.  Reports on Form 8-K -- None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PRODUCTIVITY TECHNOLOGIES CORP.


Date:     November 14, 1997                 By:  /s/  Samuel N. Seidman
                                            ----------------------------------
                                            Samuel N. Seidman, President



Date:     November 14, 1997                 By:  /s/  Jesse Levine
                                            ----------------------------------
                                           Jesse Levine, Chief Financial Officer