Form 10-Q/A
period 1997-09-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1997-12-31
CIK 911787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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

                                    CONTENTS

                                                                                      Page
Part I : Financial Information for
         Productivity Technologies Corp. (PTC) and
         Subsidiary Atlas Technologies, Inc. (Atlas)

Item 1.  Interim Financial Statements                                                   3

         Consolidated Balance Sheets of PTC and Atlas (amended)                         4-5

         Consolidated Income Statements of PTC and Atlas                                6

         Consolidated Statement of Stockholders' Equity of PTC                          7

         Consolidated Statement of Cash Flows of PTC and Atlas                          8-9

         Notes to Financial Statements                                                  10-12

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                               12

Signatures                                                                              13


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

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets

                                                                        Unaudited                Audited
 Assets                                                            September 30, 1997         June 30, 1997
 Current Assets
    Cash and cash equivalents                                           $102,815                $843,709
    Short-term investments, and accrued interest                       1,466,675                 929,204
    Contracts receivable                                               5,980,774               9,199,302
    Notes receivable                                                           0                 160,631
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                               11,807,586               8,640,731
    Inventories                                                          497,056                 619,242
    Prepaid expenses and other                                           200,921                 675,070
    Deferred income taxes                                                616,618                 622,000
    Assets held for sale                                                       0                 937,549
--------------------------------------------------------------------------------------------------------
 Total Current Assets                                                 20,672,445              22,627,438
--------------------------------------------------------------------------------------------------------

 Property and Equipment
    Land                                                                 591,514                 591,514
    Buildings and improvements                                         4,807,459               1,329,113
    Machinery and equipment                                            2,998,449               1,909,879
    Construction in progress                                                   0               4,142,725
    Transportation equipment                                              31,500                  31,500
--------------------------------------------------------------------------------------------------------
        Total Fixed Assets                                             8,428,922               8,004,731
        Less Accumulated Depreciation                                    445,144                 337,350
--------------------------------------------------------------------------------------------------------
 Net Property and Equipment                                            7,983,778               7,667,381
--------------------------------------------------------------------------------------------------------
 Other Assets
    Goodwill, net of accumulated amortization                          2,465,102               2,490,842
    Three months ending
    Non competition agreement, net of amortization                       206,833                 211,083
    Other assets                                                         756,439                 412,988
--------------------------------------------------------------------------------------------------------
 Total Other Assets                                                    3,428,374               3,114,913
------------------------------------------------------------------------------------------------------------
 Total Assets                                                        $32,084,597             $33,409,732
------------------------------------------------------------------------------------------------------------

                 See accompanying notes to Financial Statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets


                                                                         Unaudited                 Audited
                                                                     September 30, 1997         June 30, 1997
                      Liabilities and Stockholders' Equity

 Current Liabilities
    Accounts payable                                                      $2,443,368             $2,472,828
    Payroll and related withholdings                                         198,139                271,930
    Executive Bonus Agreement                                              1,093,241              1,254,842
    Commission payable                                                       521,265                437,185
    Other accrued liabilities                                                886,309                811,220
    Billings in excess of costs and estimated
    earnings on uncompleted contracts                                      1,184,322              1,165,271
    Current maturities of long term debt                                     712,216                714,140
-----------------------------------------------------------------------------------------------------------
 Total Current Liabilities                                                 7,038,860              7,284,416

 Deferred Income Taxes                                                       832,000                832,000

 Long Term Debt Less Current Maturities                                   14,081,829             15,327,253
 Total Liabilities                                                        21,952,689             23,443,669
-----------------------------------------------------------------------------------------------------------

 Stockholders' Equity
    Preferred Stock, .001 par value, 1,000,000 authorized                         --                     --
    authorized and non outstanding
    Common Stock, .001 par value, 20,000,000
    shares authorized and 2,125,000 outstanding                                2,125                  2,125
    Additional paid-in capital                                             9,177,488              9,177,488
    Retained earnings                                                        952,295                786,450
-----------------------------------------------------------------------------------------------------------
 Total Stockholders' Equity                                               10,131,908              9,966,063
-----------------------------------------------------------------------------------------------------------
 Total Liabilities Stockholders' Equity                                  $32,084,597            $33,409,732
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

ITEM 6.  Exhibits and Reports on Form 8-K

        A.  Exhibits

         27     Financial Data Schedule (Amended)(filed electronically only).

        B.  Reports on Form 8-K -- None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PRODUCTIVITY TECHNOLOGIES CORP.


Date:     December 30, 1997                 By:  /s/  Samuel N. Seidman
                                            ----------------------------------
                                            Samuel N. Seidman, President



Date:     December 30, 1997                 By:  /s/  Jesse Levine
                                            ----------------------------------
                                           Jesse Levine, Chief Financial Officer