Form 10-Q
period 1997-12-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1998-02-12
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended -- December 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)  OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from _____________  to  _______________


                         Commission file number 0-24242

                         PRODUCTIVITY TECHNOLOGIES CORP.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                            13-3764753
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

 509 Madison Avenue, New York, New York                       10022
    (Address of Principal Offices)                          (Zip Code)

       Registrant's Telephone Number, Including Area Code (212) 843-1480
                          ----------------------------

                                 Not Applicable
         Former Name, Former Address and Former Fiscal Year, if Changed
                                Since Last Report

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 1998 -- 2,125,000 shares $ .001 par value common stock.

                                TABLE OF CONTENTS

                                                                                                               Page
PART I:           FINANCIAL INFORMATION...........................................................................3

ITEM 1.           INTERIM FINANCIAL STATEMENTS....................................................................3

Consolidated Balance Sheets.......................................................................................4

Consolidated Income Statement.....................................................................................6

Consolidated Statement of Stockholders' Equity of Productivity Technologies Corp..................................7

Consolidated Statement of Cash Flows..............................................................................8

Notes to Financial Statements (Unaudited).........................................................................9

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND  RESULTS OF OPERATIONS.....................................................................11

PART II:          OTHER INFORMATION..............................................................................13

ITEM 2.           LEGAL PROCEEDINGS..............................................................................13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...............................................................13

SIGNATURES.......................................................................................................14


PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARY

PART I:           FINANCIAL INFORMATION


ITEM 1.           INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instruction to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operation results for the six months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

The aforementioned consolidated financial statements should be read in conjunction with Productivity Technologies Corp. and Subsidiary's Form 10-K for the fiscal year ended June 30, 1997. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets


                                                                           Unaudited                  Audited
                                                                          December 31,                June 30,
                                                                              1997                      1997
------------------------------------------------------------------------------------- ------------------------
Assets

Current Assets
     Cash and cash equivalents                                                $49,308                 $843,709
     Short-term investments and accrued interest                            1,493,256                  929,204
     Contracts receivable                                                  14,153,748                9,199,302
     Notes Receivable                                                           -- --                  160,631
     Costs and estimated earnings in excess of
      billings on uncompleted contracts                                     5,466,163                8,640,731
     Inventories                                                              575,711                  619,242
     Prepaid expenses and other                                                67,081                  675,070
     Deferred income taxes                                                    616,618                  622,000
     Assets held for sale                                                       -- --                  937,549
Total Current Assets                                                       22,421,885               22,627,438
------------------------------------------------------------------------------------- ------------------------

Property and Equipment
     Land                                                                     591,514                  591,514
     Buildings and improvements                                             4,843,617                1,329,113
     Construction in progress                                                   -- --                4,142,725
     Machinery and equipment                                                3,149,613                1,909,879
     Transportation equipment                                                  31,500                   31,500
         Total Fixed Assets                                                 8,616,244                8,004,731
         Less accumulated depreciation                                        581,217                  337,350
------------------------------------------------------------------------------------- ------------------------
Net Property and Equipment                                                  8,035,027                7,667,381
------------------------------------------------------------------------------------- ------------------------

Other Assets
     Goodwill, net of accumulated amortization                              2,439,362                2,490,842
      of $165,363 and $10,923
     Non-competition agreement, net of amortization                           202,583                  211,083
     Other assets                                                             718,725                  412,988
Total Other Assets                                                          3,360,671                3,114,913
------------------------------------------------------------------------------------- ------------------------

Total Assets                                                              $33,817,582              $33,409,732
------------------------------------------------------------------------------------- ------------------------

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets


                                                                          Unaudited                Audited
                                                                        December 31,               June 30,
                                                                             1997                    1997
------------------------------------------------------------------------------------- ----------------------
Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable                                                     $1,891,779              $2,472,828
     Accrued expenses
        Executive bonus agreement                                          1,498,000               1,254,842
        Commission payable                                                   671,904                 437,185
        Payroll and related withholdings                                     188,108                 271,930
        Other                                                                831,281                 968,220
     Billings in excess of costs and estimated
        earnings on uncompleted contracts                                  1,694,360               1,165,271
     Current maturities of long-term debt                                    712,216                 714,140
------------------------------------------------------------------------------------- ----------------------
Total Current Liabilities                                                  7,487,648               7,284,416


Deferred Income Taxes                                                        832,000                 832,000

Long Term Debt less current maturities                                    14,941,794              15,327,253
------------------------------------------------------------------------------------- ----------------------
Total Liabilities                                                         23,261,442              23,443,669
------------------------------------------------------------------------------------- ----------------------

Stockholders' Equity
     Preferred Stock, .001 par value, 1,000,000 authorized
        and none outstanding
     Common Stock, .001 par value, 20,000,000
        shares authorized and 2,125,000 outstanding                            2,125                   2,125
     Additional paid-in capital                                            9,177,488               9,177,488
     Retained earnings                                                     1,376,527                 786,450
Total Stockholders' Equity                                                10,556,140               9,966,063
------------------------------------------------------------------------------------- ----------------------
Total Liabilities and Stockholders' Equity                               $33,817,582             $33,409,732
------------------------------------------------------------------------------------- ----------------------

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Income Statement



                                                             Quarter Ended                     Six Months Ended
                                                     December 31,     December 31,      December 31,      December 31,
                                                        1997              1996             1997              1996
---------------------------------------------------------------------------------------------------------------------
Net sales                                            $11,336,341        $9,386,486      $20,688,827       $17,812,784
Cost of sales                                          7,873,789         7,156,886       14,508,869        13,482,236
---------------------------------------------------------------------------------------------------------------------
Gross profit                                           3,462,552         2,229,600        6,179,958         4,330,548
Selling, general and administrative
     expenses, excluding officers' bonuses             2,268,355         1,819,752        4,280,843         3,662,010
Officers' bonuses                                        404,758            65,755          659,824           136,115
---------------------------------------------------------------------------------------------------------------------
Income from operations                                   789,439           344,093        1,239,291           532,423
---------------------------------------------------------------------------------------------------------------------
Other income ( expenses)
     Interest income                                      36,954            17,877           62,452            37,034
     Interest expense                                  (282,335)         (208,174)        (574,186)         (396,027)
     Miscellaneous                                        52,175            14,516          145,020            33,715
---------------------------------------------------------------------------------------------------------------------
Total other expenses                                   (193,206)         (175,781)        (366,714)         (325,278)
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                               596,233           168,312          872,577           207,145
Income taxes                                             172,000            60,500          282,500            85,000
---------------------------------------------------------------------------------------------------------------------
Net income                                              $424,233          $107,812         $590,077          $122,145
---------------------------------------------------------------------------------------------------------------------
Net income per share of
     common stock                                          $0.20             $0.05            $0.28             $0.06
Weighted average number of
     common shares outstanding                         2,125,000         2,125,000        2,125,000         2,125,000


See accompanying notes to financial statements.

Consolidated Statement of Stockholders' Equity of Productivity Technologies Corp. (Unaudited)



                                                                       Additional                          Total
                                             Common Stock               Paid-In           Retained      Stockholders'
                                         Shares         Amount          Capital           Earnings         Equity
                                     -------------- ---------------   ---------------  --------------- --------------
Balance, June 30, 1997                  2,125,000          $2,125       $9,177,488        $ 786,450        $9,966,063


Net Income, July 1 -
December 31, 1997                                                                         $ 590,077          $590,077
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997              2,125,000          $2,125       $9,177,488       $1,376,527       $10,556,140
---------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statement of Cash Flows


                                                                                        Six Months Ended
                                                                              December 31,           December 31,
                                                                                  1997                   1996
                                                                           -----------------------------------------
Cash Flows From Operating Activities
    Net Income                                                                    $590,077              $122,148
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
    Depreciation                                                                   243,867               194,926
    Amortization                                                                    59,980                59,980
    Deferred income tax                                                              5,382              (109,647)
    Changes in operating assets and liabilities
      Contract receivable                                                       (4,954,446)              779,827
      Inventories, prepaid expenses and other                                      651,520                96,343
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                                        3,703,657              (853,279)
      Accounts payable, accrued expenses and other                                (323,933)           (1,138,796)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                               $(23,896)            $(848,498)
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
      Collection of notes receivable                                              $160,631               $38,992
      Maturity of US securities in deposited trust fund                           (564,052)           (3,240,476)
      Expenditures for property and equipment                                      326,036            (2,084,379)
      Increase in notes receivable                                                (305,737)             (253,818)
-----------------------------------------------------------------------------------------------------------------
Net cash Provided by (used in) investing Activities                              $(383,122)          $(5,539,681)
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
      (Payments) borrowings  on long-term debt,
        capital leases and notes payable                                            (1,924)             (193,181)
      Proceeds from additional long-term debt                                     (385,459)            6,517,150
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used In) financing activities                              $(387,383)           $6,323,969
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             $(794,401)             $(64,210)
Cash and cash equivalents at the beginning of the period                           843,709               512,179
Cash and cash equivalents at the end of the period                                 $49,308              $447,969
-----------------------------------------------------------------------------------------------------------------
Supplemental cash flow information
      Cash paid during the period for
        Interest                                                                  $574,186              $396,027
        Income Taxes                                                              $105,000               $85,000
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

Notes to Financial Statements (Unaudited)

1.       Basis of Presentation

The accompanying unaudited financial statements for the second quarter ended December 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements at that date. Operating results for the second quarter ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the period ended June 30, 1997.

2.       Summary of Significant Accounting Policies

Formation of the Company and Basis of Presentation

Production Systems Acquisition Corporation (PSAC) was incorporated in June 1993 with the objective of acquiring an operating business engaged in the production systems industry. PSAC originally selected March 31 as its fiscal year-end. PSAC completed an initial public offering ("Offering") of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1996, PSAC changed its name to Productivity Technologies Corp. (PTC or the Company), and acquired, through a merger, Atlas Technologies, Inc. (Atlas) as a wholly owned subsidiary.

The accompanying financial statements presented for the second quarter ended December 31, 1997 include the consolidated accounts of PTC and Atlas. All significant inter-company accounts and transactions have been eliminated upon consolidation.


Nature of Business

Atlas, PTC's sole operating subsidiary, is a leading designer and manufacturer of quick die change, robotic transfer and stacking/destacking equipment for automation of metal stamping operations, primarily in the automotive and appliance industries. Atlas operates three manufacturing plants and has sales offices in Michigan, Georgia, Europe and China. Two plants are owned by Atlas and are located in Fenton, Michigan, including a new 59,000 square foot facility which started up in June 1997. Atlas leases back a portion of a third plant in nearby Linden, Michigan, which it recently sold.

Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotive related customers have accounted for the majority of sales during the past three years.

Revenue and Cost Recognition

Contract   revenues  from  fixed  price  contracts  are  recognized   using  the
percentage-of-completion method. Under that method, during the applicable accounting period, the percentage of completion is developed for each contract by comparing the cost incurred with the projected total cost of the completed contract. The resulting percentage is applied to the total contract price to provide commensurate revenue recognition. For these purposes, the projected total cost of each contract is assumed to be the estimated cost upon which the contract price was quoted until contract work has progressed to a point at which cost of remaining work can be estimated with reasonable accuracy.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job condition, estimated profitability, and final contract settlement may result in revisions to costs, revenue recognition and income, and are recognized in the period the revisions are determined.

Revenues from time-and-material contracts are recognized currently as the work is performed.


Net Income Per Common Share

Net income per common share for the second quarter ended December 31, 1997 has been computed based on the weighted average number of common and diluted common equivalent shares outstanding.

3.       Commitments

In connection with the merger agreement, Atlas entered into employment agreements which established the compensation of the two senior executive officers of Atlas. The employment agreements in regard to annual base compensation are identical, except that one agreement expires on December 31,1998, and the other expires on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of PTC. Annual base compensation under each agreement is currently $198,588, subject to cost of living increases annually after December 31, 1998.

The employment agreements also provide for two bonus arrangements based on the earnings of Atlas before interest and taxes (as defined). Under one of the bonus arrangements, each of the two executives mentioned in the above paragraph will be paid $208,333 for each of the six years beginning January 1, 1996 in which the "Adjusted Earnings" of Atlas (as defined in the related agreements) exceeds $2,000,000. Under the second bonus arrangement, if during the five years beginning January 1, 1996, the "Average Adjusted Earnings" (as defined in the related agreements) are at least $2,626,000, each executive will be paid an amount equal to the amount by which such average earnings exceed $2,626,000. In essence, under the second bonus arrangement each executive will be entitled to a payment equal to 20% of the amount, if any, by which Atlas' accumulated Adjusted Earnings for the five-year period exceed $13,130,000. Both bonus arrangements are also subject to various conditions described in the related agreements. The bonus arrangements do not terminate in the event of death of the executive, but payments will be reduced by the amount of insurance benefits paid to the executive's estate pursuant to life insurance in effect. For periods through December 31, 1997, a total of $1,498,000 has been accrued under the two bonus arrangements.

4.       Contingencies

Atlas is undergoing an Internal Revenue Service audit for the fiscal year ended June 30, 1995. The primary area of review relates to research and experimentation tax credits claimed for the 1990 through 1995 fiscal years. Atlas had applied $383,000 of credit towards Federal taxes due for the fiscal period ended June 1995 and had carried forward $481,400 with the intention of applying the credits in payment of alternative minimum taxes for 1996 and 1997. In the event that the IRS should seek a reduction in the amount of eligible credits, and prevail upon appeal, there would be an adverse effect upon the financial statements of PTC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective May 23, 1996, PTC entered into a Merger Agreement with Atlas Technologies, Inc. whereby Atlas became a wholly-owned subsidiary of PTC. Financial statements after that date are those of the new reporting entity and are not fully comparable to pre-merger periods.

Results of Operations

Net consolidated income for the quarter ended December 31, 1997 was $424,233 compared with $107,812 for the quarter ended December 31, 1996. Net income was $590,077 for the six months ended December 31, 1997 compared with $122,145 for the six months ended December 31, 1996. Net income consisted of $513,078 from operations and extraordinary income of $31,500 after tax from a gain on the sale of a plant in Linden, Michigan, during the prior quarter.

Sales (Revenue Recognition)

Unaudited sales revenues for the quarter ended December 31, 1997 were $11,336,341, up 21% from the quarter ended December 31, 1996 revenues of $9,386,486. Revenues for the six months ended December 31, 1997 were $20,688,827 up 16% from the six months ended December 31, 1996 revenues of $17,812,784. Increased sales resulted primarily from Atlas' ability to process more orders because of its increased capacity. The order backlog as of December 31, 1997 was $18.2 million, essentially the same as the December 31, 1996 backlog.

Gross Margin

For the quarter ended December 31, 1997, gross margin was 30.5% compared with 23.8% for the quarter ended December 31, 1996. For the six months ended December 31, 1997, gross margin was 29.9% compared with 24.3% for the six months ended December 31, 1996. The improvement in margins over comparable periods a year ago reflects, primarily, non-recurrence of costs incurred in 1996 for launching the new destacker product line, a more profitable product mix and improved product standardization efficiencies.

Gross profit for the quarter ended December 31, 1997 was $3,462,552, an increase of 55% compared with $2,229,600 for the quarter ended December 31, 1996. Similarly, gross profit for the six months ended December 31, 1997 increased 43% to $6,179,958, compared with $4,330,548 for the six months ended December 31, 1996.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (SG&A) expenses during the quarter ended December 31, 1997, were $2,268,355, up 25% from the quarter ended December 31, 1996 of $1,819,752. SG&A expenses of $4,280,843 for the six months ended December 31, 1997 increased by 17% compared with $3,662,010 for the six months ended December 31, 1996. Primary factors for the SG&A increase were higher foreign travel, international office expenses not present in early fiscal 1997, increased volume-related sales commissions, increased legal expenses related primarily to an arbitration proceeding filed by SWVA, Inc. which was settled in January 1998, and relocation expenses incurred in the opening of the new facility.

Officers' bonuses during the quarter ended December 31, 1997, were $404,758, up 515% from the quarter ended December 31, 1996 of $65,755. Officers' bonuses for the six months ended December 31, 1997 of $659,824 increased 385% compared with $136,115 for the six months ended December 31, 1996. The employment agreements provide for two bonus arrangements based on the earnings of Atlas before interest and taxes (as defined). See Interim Financial Statement Footnote C (Commitments) above for details.

Earnings from operations (net income before interest and income taxes) for the quarter ended December 31, 1997 were $789,439, up 129% from $344,093 for the quarter ended December 31, 1996. For the six months ended December 31, 1997, earnings from operations of $1,239,291 increased 133% compared with $532,423 for the six months ended December 31, 1996. Increased earnings from operations resulted from the same factors as discussed above relative to gross margin improvements.

Interest expense for the quarter ended December 31, 1997 was $282,335, up 36% from $208,174 for the quarter ended December 31, 1996. For the six months ended December 31, 1997, interest expense of $574,186 increased by 45% compared with $396,027 for the six months ended December 31, 1996. The increase in interest expense was caused by higher utilization of the line of credit to finance increased work in process, and higher accounts receivable, primarily as a result of increased volume and the financing of the new facility in Fenton.

Liquidity and Capital Resources

Atlas believes its principal long-term capital requirement has been and will continue to be the funding of working capital and asset expenditures.

During the fiscal year ended June 30, 1997, Atlas entered into a new debt financing agreement with First of Chicago NBD. The bank consolidated all of Atlas' long- and short-term borrowings, bundling the various notes and lines of credit into one new two-year committed line of credit, with increased maximum debt of $14,500,000 based on collateral of the Company's accounts receivables, work-in-process inventory, and other assets. Interest rates were reduced to the bank prime rate and the amortization schedule of certain asset based debt was modified to quarterly payments of $62,500. These changes reduced the overall annual principal payments requirements, improving the Company's current ratio and working capital.

Atlas also entered into an agreement with First of Chicago NBD to fund the construction of the new facility and equipment through the sale of $4,500,000 in tax exempt Industrial Revenue Bonds (IRB). The proceeds were used for the construction, furnishing and equipping of the new 59,000 sq. ft. manufacturing and office building. The IRBs are state and federal tax exempt, which results in the floating interest rate paid by Atlas being significantly lower than conventional construction or real-estate financing. IRB terms are as follow:

          1997    Interest only
          1998    $400,000 annual payment plus quarterly  interest payments
          1999    $400,000 annual payment plus quarterly  interest payments
          2000    $400,000 annual payment plus quarterly  interest payments
          2001-2011  $300,000 annual payment plus quarterly interest payments.

IRB closing costs of $184,409 were incurred in 1996 and booked as a long term asset. These are being amortized over the 15 year life of the IRBs.

At December 31, 1997, Atlas had debt of $10,944,716 under the line of credit, $4,500,000 under the IRBs payable over 15 years, and other debt of $209,294 for a total long term debt balance of $15,654,010. Total combined long-term debt and line of credit balance was $16,041,393 at December 31, 1996. PTC believes that, as a result of the new loan facility, its credit availability is adequate to support operations at current and near-term anticipated sales levels.

Working  capital at December 31, 1997 was  $14,934,237 and the current ratio was
3.0 to 1, compared with $15,343,022 and 3.1 to 1, respectively, at June 30, 1997.

Forward-Looking Statements

When used in this and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project'" or "outlook" or similar expressions ( including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following; (a) an adverse outcome from the IRS audit for the year ending June 30, 1995; (b) competitive pressures in the production systems industry; and (c) general economic conditions. The company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances.


PART II:          OTHER INFORMATION


ITEM 2.           LEGAL PROCEEDINGS

                  On January 9, 1998, settlement was reached in the dispute between Atlas and SWVA, Inc. SWVA's initial claim was for $15,300,000. The settlement provided for a payment of $700,000 to SWVA, of which $200,000 has been paid from insurance proceeds.


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


                                       PRODUCTIVITY TECHNOLOGIES CORP.


Date:     February 12, 1998            By:  /s/  Samuel N. Seidman
                                          -------------------------------------
                                           Samuel N. Seidman, President



Date:    February 12, 1998             By:  /s/  Jesse Levine
                                          -------------------------------------
                                          Jesse Levine, Chief Financial Officer