Form 10-Q
period 1998-03-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1998-05-20
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended -- March 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)  OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from _____________  to  _______________________


                         Commission file number 0-24242

                         PRODUCTIVITY TECHNOLOGIES CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                13-3764753
------------------------------       ------------------------------------
(State or Other Jurisdiction         (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

     509 Madison Avenue, New York, New York              10022
--------------------------------------------          ----------
    (Address of Principal Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code       (212) 843-1480
                                                   --------------------------

                                       Not Applicable
-----------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 17, 1998 -- 2,125,000 shares, $ .001 par value common stock.

                                TABLE OF CONTENTS

                                                                        Page

PART I:  FINANCIAL INFORMATION............................................3

ITEM 1.  INTERIM FINANCIAL STATEMENTS.....................................3

Unaudited and Audited Consolidated Balance Sheets.........................4

Unaudited Consolidated Income Statements..................................6

Unaudited Consolidated Statement of Stockholders' Equity..................7

Unaudited Consolidated Statement of Cash Flows............................8

Notes to Financial Statements (Unaudited).................................9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND  RESULTS OF OPERATIONS.............................11

PART II: OTHER INFORMATION................................................14

ITEM 2.  LEGAL PROCEEDINGS................................................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................14

SIGNATURES................................................................15

PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARY

PART 1.  FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instruction to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operation results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

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

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets

                                                                           Unaudited                 Audited
                                                                            March 31,                June 30,
                                                                                 1998                    1997
--------------------------------------------------------------------------------------------------------------
Assets

Current Assets
     Cash and cash equivalents                                               $875,501                $843,709
     Short-term investments and accrued interest                            2,661,476                 929,204
     Contracts receivable                                                   7,889,808               9,199,302
     Notes Receivable                                                           -- --                 160,631
     Costs and estimated earnings in excess of
      billings on uncompleted contracts                                     5,364,267               8,640,731
     Inventories                                                              651,642                 619,242
     Prepaid expenses and other                                               121,230                 675,070
     Deferred income taxes                                                                            622,000
     Assets held for sale                                                       -- --                 937,549
--------------------------------------------------------------------------------------------------------------
Total Current Assets                                                       18,942,677              22,627,438
--------------------------------------------------------------------------------------------------------------

Property and Equipment
     Land                                                                     591,514                 591,514
     Buildings and improvements                                             4,848,505               1,329,113
     Construction in progress                                                   -- --               4,142,725
     Machinery and equipment                                                3,392,151               1,909,879
     Transportation equipment                                                  31,500                  31,500
--------------------------------------------------------------------------------------------------------------
         Total Fixed Assets                                                 8,863,670               8,004,731
         Less accumulated depreciation                                        724,131                 337,350
--------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                  8,139,539               7,667,381
--------------------------------------------------------------------------------------------------------------

Other Assets
     Goodwill, net of accumulated amortization                              2,413,622               2,490,842
      of $209,982 and $67,838
     Non-competition agreement, net of amortization                           198,333                 211,083
     Other assets                                                             680,461                 412,988
--------------------------------------------------------------------------------------------------------------
Total Other Assets                                                          3,292,416               3,114,913
--------------------------------------------------------------------------------------------------------------

Total Assets                                                              $30,374,632             $33,409,732
--------------------------------------------------------------------------------------------------------------

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets


                                                                          Unaudited                 Audited
                                                                          March 31,                June 30,
                                                                               1998                    1997
------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable                                                    $1,352,053              $2,472,828
     Accrued expenses
        Executive bonus agreement                                           810,000               1,254,842
        Commission payable                                                  558,064                 437,185
        Payroll and related withholdings                                    281,743                 271,930
        Other                                                               605,290                 968,220
     Billings in excess of costs and estimated
        earnings on uncompleted contracts                                 1,385,733               1,165,271
     Current maturities of long-term debt                                 1,127,330                 714,140
------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 6,120,213               7,284,416

Deferred Income Taxes                                                       832,000                 832,000

Long Term Debt less current maturities                                   13,422,759              15,327,253
------------------------------------------------------------------------------------------------------------

Total Liabilities                                                        20,374,972              23,443,669
------------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Preferred Stock, $.001 par value, 1,000,000 authorized
        and none outstanding
     Common Stock, $.001 par value, 20,000,000
        shares authorized, 2,425,000 and 2,125,000 outstanding                2,425                   2,125
     Additional paid-in capital                                          10,410,938               9,177,488
     Retained earnings                                                     (413,703)                786,450
Total Stockholders' Equity                                                9,999,660               9,966,063
------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                              $30,374,632             $33,409,732
------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Unaudited Consolidated Income Statements

                                                             Quarter Ended                 Nine Months Ended
                                                         -----------------------       ---------------------------
                                                         March 31,     March 31,       March 31,         March 31,
                                                           1998          1997            1998              1997

Net sales                                             $9,097,216       $7,565,805      $29,786,043      $25,378,589
Cost of sales                                          7,006,476        5,206,821       21,515,345       18,689,057
--------------------------------------------------------------------------------------------------------------------
Gross profit                                           2,090,740        2,358,984        8,270,698        6,689,532
Selling, general and administrative
     expenses, excluding officers' bonuses             2,324,258        1,629,979        6,605,101        5,291,989
--------------------------------------------------------------------------------------------------------------------
Income (loss) operations                                (233,518)         729,005        1,665,597        1,397,543
--------------------------------------------------------------------------------------------------------------------
Other income ( expenses)
     Interest income                                      28,641           73,057           91,093          110,091
     Interest expense                                  (251,763)        (310,132)         (825,949)        (706,159)
     Miscellaneous                                      (26,856)           5,928           118,165           39,643
--------------------------------------------------------------------------------------------------------------------
Total other expenses                                   (249,978)        (231,147)         (616,691)        (556,425)
--------------------------------------------------------------------------------------------------------------------
Income (loss) officers' before bonuses and unusual
bonus restructuring charges                            (483,496)         497,858         1,048,906          841,118
--------------------------------------------------------------------------------------------------------------------
Officers' Bonuses and unusual bonus restructuring
charges                                                2,868,059          258,540        2,868,059         394,655
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    (3,351,555)          239,318       (1,819,153)         446,463
Income taxes                                           (901,500)           91,000         (619,000)         176,000
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   ($2,450,055)         $148,318      ($1,200,153)        $270,463
--------------------------------------------------------------------------------------------------------------------
Net income (loss) per share of
     common stock                                        $(1.15)            $0.07           $(0.56)           $0.13
Weighted average number of
     common shares outstanding                         2,128,226        2,125,000        2,126,099        2,125,000


See accompanying notes to financial statements.

Unaudited Consolidated Statement of Stockholders' Equity

                                                                    Additional                          Total
                                           Common Stock              Paid-In         Retained       Stockholders'
                                       Shares         Amount         Capital         Earnings          Equity
--------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                   2,125,000        $2,125       $9,177,488       $ 786,450        $9,966,063

Net Income, July 1 -March 31, 1998                                                    ($1,200,153)     ($ 1,200,153)

Partial Bonus settlement                  300,000           $300       $1,233,450                       $ 1,233,750
--------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1998                 2,425,000         $2,425      $10,410,938      ($413,703)        $9,999,659
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Unaudited Consolidated Statement of Cash Flows


                                                                                       Nine Months Ended
                                                                               --------------------------------
                                                                                March 31,             March 31,
                                                                                    1998                  1997
----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net Income                                                               ($1,200,154)             $270,463
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
     Depreciation                                                                 386,781               299,735
     Amortization                                                                  89,969              (386,304)
     Deferred income tax                                                         (756,753)                  210
     Changes in operating assets and liabilities
       Contract receivable                                                      1,309,494             1,792,249
       Inventories, prepaid expenses and other                                    521,441              (136,109)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                                      3,496,926              (245,948)
       Accounts payable, accrued expenses and other                            (2,217,924)           (1,756,740)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                            $1,629,779             $(162,444)
----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
       Collection of notes receivable                                            $160,631              $240,606
       Maturity of US securities in deposited trust fund                      (1,732,272)           (2,071,050)
       Expenditures for property and equipment                                     78,610           (3,483,422)
       Increase in notes receivable                                               152,598             (124,806)
----------------------------------------------------------------------------------------------------------------
Net cash Provided by (used in) investing Activities                          $(1,340,433)          $(5,438,672)
----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
       (Payments) borrowings  on long-term debt,                                                    (7,188,588)
         capital leases and notes payable                                        413,190              (152,177)
       Proceeds from additional long-term debt                                (1,904,494)           12,830,419
       Stock distribution Bonus Restructuring                                  1,233,750                --
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used In) financing activities                            $(257,554)            $5,489,684
Net increase (decrease) in cash and cash equivalents                              $31,792            $(111,433)
Cash and cash equivalents at the beginning of the period                          843,709               512,179
Cash and cash equivalents at the end of the period                               $875,501              $400,746
----------------------------------------------------------------------------------------------------------------
Supplemental cash flow information
       Cash paid during the period for
         Interest                                                                $825,949              $706,159
         Income Taxes                                                          ($619,000)              $176,000
----------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

Unaudited Notes to Financial Statements

1.       Basis of Presentation

The accompanying unaudited financial statements for the third quarter ended March 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements at that date. Operating results for the third quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the period ended June 30, 1997.

2.       Summary of Significant Accounting Policies

History of the Company and Basis of Presentation

Production Systems Acquisition Corporation (PSAC) was incorporated in June 1993 with the objective of acquiring an operating business engaged in the production systems industry. PSAC completed an initial public offering ("Offering") of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1996, PSAC changed its name to Productivity Technologies Corp. ("PTC" or the "Company") and acquired Atlas Technologies, Inc. ("Atlas") as a wholly owned subsidiary.

The accompanying financial statements presented for the third quarter ended March 31, 1998 include the consolidated accounts of PTC and Atlas. All significant inter-company accounts and transactions have been eliminated upon consolidation.


Nature of Business

Atlas, PTC's sole operating subsidiary, is a leading designer and manufacturer of quick die change, robotic transfer and stacking/destacking equipment for automation of metal stamping operations, primarily in the automotive and appliance industries. Atlas operates three manufacturing plants and has sales offices in Michigan, Georgia, Europe and China. Two plants are owned by Atlas and are located in Fenton, Michigan. Atlas leases a portion of a third plant in nearby Linden, Michigan.

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


Net Income Per Common Share

Net income per common share for the third quarter ended March 31, 1998 has been computed based on the new number of common and diluted common equivalent shares outstanding after the bonus restructuring agreement between PTC and executives of Atlas.


3.       Commitments

In connection with the merger agreement through which Atlas was acquired, and as revised under the bonus restructuring agreement referred to below, Atlas entered into employment agreements, which established the compensation of the two senior executive officers of Atlas. The employment agreements require the executives to devote substantially all of their business time and attention to the affairs of PTC. Annual base compensation under each agreement is currently $198,588, subject to annual cost of living increases.

4. Unusual Onetime Bonus Restructuring Charges Incurred During the Quarter Ended March 31, 1998.

Effective in the third quarter, PTC and the two senior executive officers of Atlas agreed to restructure the bonus agreements which were a part of the original employment agreements executed when PTC purchased Atlas in May, 1996. The structure and terms of the bonus payments under the original employment agreements have been described in detail in prior 10K reports filed by the Company.

From January 1, 1996 through December 31, 1997, PTC accrued or paid bonuses approximating $2,133,000 to the two senior executives, comprising the following amounts: (1) Approximately $208,000 and $418,000 were paid under one of the bonus arrangements to the two senior executives during the six month period ended June 30, 1996 and the year ended June 30, 1997, respectively. (2) An additional $208,000 was accrued under this bonus arrangement but was not paid for the six month period from July 1, 1997 through December 31, 1997. (3) Finally, approximately $1,300,000 was accrued but not paid under a second bonus arrangement for the period from January 1, 1996 through December 31, 1997.

During the third quarter ended March 31, 1998, the PTC board of directors negotiated with the two senior executives a bonus restructuring plan by which the bonuses are to be paid in one lump sum rather than over a period from the present through December 31, 2001. The bonus restructuring plan was intended to
(1) pay the executives an amount equal, on a present value basis, to what future bonuses might be worth to PTC and the executives if PTC and the executives did not modify the prior bonus arrangements, (2) allow PTC earnings in future periods to grow unencumbered by bonus payments to the executives, and (3) continue providing a performance-based incentive to the senior executives of Atlas to increase future earnings

Under the bonus restructuring, PTC agreed to pay to the senior executives the following: (1) 300,000 shares of common stock restricted from transfer or resale for a period of three years, (2) deferred compensation of $1,660,564 which is to be paid in four equal annual installments in arrears, and (3) cash of $810,000, of which $560,000 is to be placed in an escrow account. Although the 300,000 shares under the bonus restructuring have not been issued, they have been treated as being outstanding as of the end of the third quarter because of the contractual obligation relating to their issuance. It is expected that part or all of the balance in the escrow account will be distributed at a later date to the senior executives, depending upon the future resolution of a dispute between Atlas and the Internal Revenue Service related to research and experimentation credits claimed by Atlas for the fiscal years ended June 30, 1991 through 1995. See Contingencies paragraph immediately following.

5.       Contingencies

Atlas is undergoing an Internal Revenue Service audit primarily related to research and experimentation tax credits claimed for the 1991 through 1995 fiscal years. Atlas had applied $383,000 of credit towards federal taxes due for the fiscal period ended June 1995 and had carried forward $481,400 with the intention of applying the credits in payment of alternative minimum taxes for 1996 and 1997. In the event that the IRS should seek a reduction in the amount of eligible credits, and prevail upon appeal, there may be an adverse effect upon the financial statements of PTC. Due to the $560,000 escrow funded by the Atlas senior executives and discussed in the immediately preceding paragraph, PTC believes Altas has a maximum potential exposure of $187,000 plus interest in the event of an adverse IRS ruling in connection with the research and experimentation credits. The Company believes that Atlas has strong evidence which supports the level of research and experimentation credits claimed in prior years.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

For the quarter ended March 31, 1998, PTC experienced an operating loss (before taxes and onetime bonus restructuring charges) of $483,496, compared with an operating profit of $497,858 for the quarter ended March 31, 1998. Income from operations was $1,048,906 for the nine months ended March 31, 1998 compared with $841,118 for the nine months ended March 31, 1997. The operating loss for the current quarter included charges in excess of $600,000 in legal settlement expenses and defense fees.

The net consolidated loss income after taxes and unusual onetime bonus restructuring charges for the quarter ended March 31, 1998 was $2,450,055, compared with net income of $148,318 for the quarter ended March 31, 1997. The net loss was $1,200,153 for the nine months ended March 31, 1998 compared with net income of $270,463 for the nine months ended March 31, 1997. The operating loss for the nine months ended March 31, 1998 included legal settlement expenses and defense fees of more than $500,000 and the onetime bonus restructuring charge of $2,868,059.

Sales (Revenue Recognition)

Unaudited sales revenues for the quarter ended March 31, 1998 were $9,097,216, up 20% from quarter ended March 31, 1997 revenues of $7,565,805. Revenues for the nine months ended March 31, 1998 were $29,786,043, an increase of 17% from nine months ended March 31, 1997 revenues of $25,378,589. Increased sales resulted primarily from increased orders in the prior backlog and from Atlas having greater production capacity as a result of the opening of a third plant in June 1997. The order backlog as of March 31, 1998 was $11.7 million, down from the March 31, 1997 backlog of $20.4 million. Atlas recently removed orders in excess of $ 2.8 million from its backlog. The customers of the orders currently are re-evaluating the projects for which the orders had been placed with Atlas Atlas expected to process the customers' orders during the third and fourth quarters of fiscal 1998, and their delay or cancellation had a material adverse effect on third quarter earnings.

Gross Margin

For the quarter ended March 31, 1998, the gross margin was 23.0% compared with 31.2% for the quarter ended March 31, 1997. For the nine months ended March 31, 1998, the gross margin was 27.8% compared with 26.4% for the nine months ended March 31, 1997. The decline in gross margin during the third quarter was due to cost overruns in certain projects in their final stages of completion. The delay of two substantial orders which initially were scheduled into, then subsequently removed from, production compounded difficulties in the production schedule and also contributed to the gross margin declines associated with cost overruns on certain existing work. The improvement in margins over the comparable nine month period a year ago primary reflects a more profitable product mix and improved product standardization efficiencies. In addition, the Company incurred research costs during the nine month period in 1997 in connection with a launching of a new Destacker product line. A similar level of research costs in connection with a new product launch were not incurred during the nine month period in fiscal 1998.

Gross profit for the quarter ended March 31, 1998 was $2,090,740 a decrease of 11% compared with $2,358,984 for the quarter ended March 31, 1997. As with gross margins discussed above, the decline in gross profit was due to cost overruns in certain projects in their final stages of completion. The delay of two substantial orders which initially were scheduled into, then subsequently removed from, production compounded difficulties in the production schedule and also contributed to the decline in gross profit during the quarter. Gross profit for the nine months ended March 31, 1998 increased 24% to $8,270,698, compared with $6,689,532 for the nine months ended March 31, 1997. The increase in gross profit compared with the nine month period one year ago is principally due to a more profitable product mix and improved product standardization efficiencies during fiscal 1998.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (SG&A) expenses during the quarter ended March 31, 1998, were $2,324,258, up 43% from the quarter ended March 31, 1997 of $1,629,979. SG&A expenses of $6,605,101 for the nine months ended March 31, 1998 increased by 25% compared with $5,291,989 for the nine months ended March 31, 1997. Factors for the increase in SG&A expenses include a significant increase in international travel, higher volume-related sales commissions, legal defense expenses and a legal settlement incurred in the third quarter in excess of $600,000, relocation costs in connection with the opening and move to a new production facility, higher expenses associated with a sales office overseas, and the launch of new flex finger tooling products.

Officers' bonuses during the quarter ended March 31, 1998, were restructured. Under the bonus restructuring, PTC is to pay to the senior executives the following: (1) 300,000 shares of common stock restricted from transfer or resale for a period of three years, (2) deferred compensation of $1,660,564 which will be paid in four equal annual installments in arrears, and (3) cash of up to $810,000, of which $560,000 will be placed in an escrow account. It is expected that part or all of the balance in the escrow account will be distributed at a later date to the senior executives, depending upon the future resolution of a dispute between Atlas and the Internal Revenue Service related to research and experimentation credits claimed by Atlas for the fiscal years ending June 30, 1991 through 1995.

Interest expense for the quarter ended March 31, 1998 was $251,763, down 19% from $310,132 for the quarter ended March 31, 1997. For the nine months ended March 31, 1998, interest expense of $825,949 increased by 17% compared with $706,159 for the nine months ended March 31, 1997. Increased interest expense was due to higher utilization of the line of credit to finance increased work in process, and an increase in accounts receivable, primarily as a result of higher volumes during 1998. Interest expenses also increased due to higher carrying costs associated with the production plant opened in June, 1997.

Losses from operations prior to federal income tax and the unusual onetime bonus restructuring charges for the quarter ended March 31, 1998 were $483,496, compared with a profit of $497,858 for the quarter ended March 31, 1997. For the nine months ended March 31, 1998, earnings from operations of $1,048,906 increased 25% compared with $841,118 for the nine months ended March 31, 1997. Increased earnings from operations resulted from the same factors as discussed above relative to gross margin improvements and sales volumes, The increase in earnings from operations would have been larger had the company not incurred the one time legal defense and settlement expenses exceeding $600,000 during the quarter.

Losses from operations after the unusual onetime bonus restructuring charges and federal taxes (net income after bonus restructuring and income taxes) for the quarter ended March 31, 1998 were $2,450,055, compared with a profit of $148,318 for the quarter ended March 31, 1997. For the nine months ended March 31, 1998, losses from operations were $1,200,153 compared with a profit of $270,463 for the nine months ended March 31, 1997. Losses from operations after the unusual onetime bonus restructuring charges and income taxes resulted from one time legal defense and settlement costs and the unusual onetime bonus restructuring charges.


Liquidity and Capital Resources

Atlas believes its principal long-term capital requirement has been and will continue to be the funding of working capital.

During the fiscal year ended June 30, 1997, Atlas entered into a new debt financing agreement with First of Chicago NBD. The bank consolidated all of Atlas' long- and short-term borrowings, bundling the various notes and lines of credit into one new two-year committed line of credit, with increased maximum debt of $14,500,000 based on collateral of the Company's accounts receivables, work-in-process inventory, and other assets. Interest rates were reduced to the bank prime rate and the amortization schedule of certain asset-based debt was modified to quarterly payments of $62,500. These changes reduced the overall annual principal payment requirements, improving the Company's current ratio and working capital.

Atlas also entered into an agreement with First of Chicago NBD to fund the construction of the new facility and equipment through the sale of $4,500,000 in tax exempt Industrial Revenue Bonds (IRBs). The proceeds were used for the construction, furnishing and equipping of the manufacturing facilitiy and the adjacent offices. The IRBs are state and federal tax exempt, which results in a floating interest rate paid by Atlas which is lower than that which would be available with conventional construction or real estate financing. IRB terms are as follows:

               1998 $400,000  annual  payment plus quarterly  interest  payments
               1999 $400,000  annual  payment plus quarterly  interest  payments
               2000 $400,000  annual  payment plus quarterly  interest  payments
               2001 - 2011 $300,000 annual payment plus quarterly interest payments.

IRB closing costs of $184,409 were incurred in 1996 and booked as a long-term asset. These are being amortized over the 15-year life of the IRBs.

At March 31, 1998, Atlas had debt of $8,200,365 under the line of credit, $4,500,000 under the IRBs payable over 15 years, a deferred compensation plan of $1,660,564 to be paid over four equal annual installments and other debt of $189,160. The total combined long-term debt and line of credit balance was $14.550,089 at March 31, 1998. The Company believes that future cash flow requirements will be reduced due to the restructuring of the prior bonus arrangements, and the Company is expected to report higher future cash flows. Management believes that the current loan facility will provide adequate cash resources to support operations at current and near-term future anticipated sales levels.

Working capital at March 31, 1998 was $12,822,464 and the current ratio was 3.10 to 1, compared with $15,343,022 and 3.10 to 1, respectively, at June 30, 1997.

Forward-Looking Statements

When used in this and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project'" or "outlook" or similar expressions ( including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following; (a) an adverse outcome from the IRS audit for the fiscal year ending June 30, 1995; (b) competitive pressures in the production systems industry; and (c) general economic conditions. The company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances.


PART II: OTHER INFORMATION


ITEM 2.  LEGAL PROCEEDINGS

During the third  quarter of fiscal 1998,  Atlas and the Steel of West  Virginia
(SWVA) reached a settlement in connection with an outstanding legal dispute. SWVA's initial claim under the dispute was for $15,300,000. The settlement provided for a payment of $700,000 to SWVA, of which $210,000 was paid from insurance proceeds.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        A.        Exhibits

                  27   Financial Data Schedule (filed electronically only).

        B.        Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRODUCTIVITY TECHNOLOGIES CORP.


Date: May 20, 1998                     By:  /s/  Samuel N. Seidman
                                          ---------------------------
                                          Samuel N. Seidman, President



Date: May 20, 1998                     By:  /s/  Jesse Levine
                                          ----------------------
                                          Jesse Levine, Chief Financial Officer