Form 10-K
period 1998-06-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1998-10-13
CIK 911787

Washington, D. C. 20549
                                    FORM 10-K


  (Mark One)

  |  X  |  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the fiscal year ended June 30, 1998
                                       OR
  |     |   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____________ to _____________

                         Commission file number 0-24212

                         PRODUCTIVITY TECHNOLOGIES CORP.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                    13-3764753
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                  509 Madison Avenue, New York, New York 10022
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,100,000.

     As of September 16, 1998, there were 2,425,000 shares of the Registrant's Common Stock outstanding.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

     Productivity Technologies Corp. (formerly named Production Systems Acquisition Corporation), a Delaware corporation ("Company"), was organized in June 1993 as a Specified Purpose Acquisition Company(R) ("SPAC(R)"), with the objective of acquiring an operating business ("Target Business") in the production systems industry ("Production Systems Industry"). The Production Systems Industry consists of companies which produce the machinery, components and systems for manufacturing.

     On May 23, 1996, the Company acquired Atlas Technologies, Inc. ("Atlas"), a Michigan-based corporation incorporated in 1974 and engaged in the manufacture and sale of equipment to automate metal stamping press operations. The acquisition was accomplished through the merger of a wholly-owned subsidiary of the Company into Atlas, with Atlas being the surviving company and becoming a wholly-owned subsidiary of the Company. The Company has no other subsidiaries or operations.

                                Business of Atlas

     Metal stamping presses are used to form a wide variety of sheet metal components used in automobiles, appliances and other consumer and industrial products. Atlas offers a complete range of products within three categories critical to the operation of metal stamping presses: quick die changing equipment, press automation equipment, and stacking and destacking equipment, which, together, have historically accounted for approximately 85% to 90% of its sales revenues. It also sells material handling product lines and, on a turnkey basis, fully integrated metal stamping systems comprised of components provided by Atlas and other manufacturers. During fiscal 1998, Atlas also began producing and selling finger tooling for use with its and third party transfer press automation equipment.

     Metal stamping involves setting pieces of flat sheet metal over a shaped die which is set in a press and then lowering a matching die onto the sheet metal to form it into the desired shape. The sheet metal pieces typically pass through several stamping press operations, each performing a different shaping function. Atlas's automation provides the material handling needs of the cut sheets of steel converted from rolled coils of steel into what the industry calls blanks. The blanks require stacking so they can be palletized and moved into the next operation. These blanks are then stationed into a destacker to be cycled one at a time through cleaning and washing stations and then loaded into the first forming press onto a die. The part moves from one die station to another within a multi-station transfer press or between presses within a tandem line of presses until it reaches its desired shape. To change the production of a different desired part the dies within the press must be changed over. These dies can weigh 5 to 50 tons. To assist in storage and retrieval of these dies or other heavy loads, Atlas automated storage and retrieval equipment facilitates the staging of the die for the moving and change-over of the press line by use of the Atlas automatic die change carts.

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

     Sales of Atlas products have principally been to two customer segments - automobile and automotive parts manufacturers, and appliance manufacturers. Other customers include steel service centers and manufacturers of garden and lawn equipment, construction earth moving equipment, office furniture, heating, air conditioning and ventilation (HVAC) equipment and aircraft. In Atlas's 1996, 1997 and 1998 fiscal years, the automotive segment accounted for approximately 86%, 90% and 90% of sales, respectively, and appliance manufacturers accounted for approximately 8%, 3%, and 0.5% respectively. In fiscal 1998, sales to the construction equipment industry accounted for approximately 8% of total sales. For such fiscal years, sales by Atlas to General Motors Corporation represented 10%, 12%, and 27% respectively, sales to Chrysler Corporation represented 13%, 3%, and 10%, respectively, and sales to The Ford Motor Company represented 11%, 9%, and 14% respectively, of total sales. Sales are predominantly in the United States and Canada but, in recent years, Atlas has targeted sales efforts in Mexico, Europe and Asia. International sales for the 1996, 1997 and 1998 fiscal years represented approximately 13%, 20%, and 30% of total sales in such years.

     Atlas uses three marketing channels: direct sales, with offices in Atlanta, Illinois and at its headquarters in Fenton, Michigan; commissioned sales representatives; and original equipment manufacturers (OEMs) specializing in metal presses and related equipment. Order backlogs were approximately $18,200,000, $19,000,000, and $17,000,000 at June 30, 1996, 1997 and 1998,
respectively.

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

     Atlas personnel perform applications engineering, product design or customization, research and development, procurement, fabrication, machining, assembly, testing, shipping and installation of the products and systems it sells. In 1993, Atlas began implementing a continuing program to achieve greater standardization in the engineering and design of its products. To date, the program has resulted in faster order fulfillment and production, and improved fabrication. Atlas believes that significant cost-reducing improvements can still be made in the manufacturing process, particularly from further standardization and reduction of custom engineering.

     Quick die change equipment made by Atlas includes automated die carts, die tables and high rise automated storage-retrieval systems which are used to maneuver stamping press dies and molds weighing up to 100 tons. The Atlas-developed products allow die swapping to be accomplished in minutes as compared to hours if conventional equipment is used. Atlas storage-retrieval systems permit dies not in use to be stored in multiple level racks and readily accessible to die carts for die swapping. Atlas's equipment can be configured for use with either manually controlled or fully automated presses. Atlas believes that its equipment is instrumental in increasing the "up-time" of presses while also facilitating short run capability, gentle die handling, safer and improved ergonomics and easier and more efficient die maintenance.

     Atlas's transfer press automation equipment is sold by it under the names FLEX 2000 and FLEX 5000(R). Transfer presses use as many as ten dies within a single press to progressively form the component (typically including tasks such as drawing or forming, trimming, piercing and flanging). Unlike tandem press lines, which use multiple presses arranged in a line and require multiple devices to move a component, transfer presses move the component being processed from one die station to another using a single automation device. Compared to tandem presses, transfer presses generally operate at significantly higher production rates, require less floor space, consume less energy and allow more component processes per press. Because of this, and because they have fewer parts and require less expensive quick die change equipment than tandem presses, transfer presses have become the preferred type of press for new purchases although many tandem presses will remain in use for many years and can be retrofitted with automation and die change equipment. Transfer presses require devices to hold the part during transfer. This is accomplished by lifting the sheet metal part with suction or vacuum cups or by lifting from its supporting corners. Transfer tooling, known as "fingers," are the extension arms and support devices used to reach into the die and lift the part so it can be transferred into the next die and nested with precision and speed. Atlas has provided its own patented tooling, along with customer specified tooling in many of its transfer applications, since the inception of the FLEX 5000(R). Atlas has also designed special automated methods to accomplish complete line tooling change-over when used in conjunction with the Atlas FLEX 5000(R). This method of change-over increases part transfer accuracy and change-over uptime. Atlas has also made improvements to its transfer tooling fingers and accessories, increasing its overall market and sales capabilities.

     Stacking and destacking automation equipment is used to handle the sheet metal in the initial stages of the stamping process. Stackers stack flat blanks cut from the coiled rolls which are delivered to the manufacturer or steel service centers. Destacking equipment feeds the flat blanks into the press and includes functions to scrub or roll-coat the metal blanks and to queue them to assure a steady flow.

Competition

     Atlas products are sold in specialized markets that have limited customers and few competitors. In many instances, Atlas products are procured through competitive bidding. Because of the capital cost and the need for skilled personnel, such as engineers, designers, mechanics and sales persons, entry into this industry is expensive and difficult to achieve and Atlas does not expect competition to increase significantly over present levels. Primary competitors of Atlas include ABB Flexible Automation, Herwo Die Changing, Orchid, Hirotec (Japan), Verson All Steel Press, a division of Allied Products Corp., HMS Products Co., Automatic Feed Co. and Aisaku (Japan). Each of these companies offers components which compete with certain components manufactured or sold by Atlas. A number of the competitors are well established with substantial financial resources, recognized brand names, customer loyalty and established market positions, strong engineering and distribution networks and comprehensive manufacturing capabilities.

Trademarks and Patents

     Atlas has an agreement to use components in the FLEX 5000(R) transfer press automation that it manufactures and sells that are based on patents owned by the estate of Mr. John Maher. The agreement grants Atlas an exclusive worldwide license to use the patents for a term equal to the life of the patents, including any extensions as a result of modifications to the patents. Currently, the patents registered with the United States Patent and Trademark Office expire on various dates between June 23, 2005 and June 21, 2007. Atlas is obligated to pay the estate of Mr. Maher a royalty based on a portion of the sales price of the FLEX 5000(R) transfer press automation as it relates to the value of the patented components. For Atlas's fiscal years ended June 30, 1996, 1997, and 1998 Atlas expensed approximately $320,000, $270,000, $202,000, respectively, in license fees under this agreement. The agreement also provides that the estate of Mr. Maher is responsible for defending Atlas for any patent infringements. Atlas believes that the terms of the agreement with the estate of Mr. Maher are industry competitive. A patent infringement suit has been brought by Atlas and the estate of Mr. Maher against Orchid International Group, Inc. See Item 3 -- Legal Proceedings, below.

     Atlas has registered with the United States Patent and Trademark Office a trademark on "FLEX 5000(R)."

     Atlas owns and has registered with the United States Patent and Trademark Office four patents, of which one is for a power and free roller conveyer, one is for certain apparatus and methods for forming workpieces, one is for magnetic sheet separator constructions and one is for the transfer arm for supporting workpieces. Atlas also has registered patents for the first of these in Canada and Great Britain. Atlas has applied for three United States patents for over-under conveyor, finger tooling for transfer press automation equipment and laser blank pallet carriers.

Management and Employees

     Ronald M. Prime is currently the Chief Executive Officer emeritus of Atlas. Mr. Prime will retire from Atlas on December 31, 1998. Mr. Prime has been responsible for the overall operations of Atlas, managing the project management, engineering, manufacturing, controls, service, purchasing, and finance departments. Mr. Prime has also been active in product development, as well as the establishment and improvement of Atlas's project management, engineering, manufacturing, and financial processes. From 1972 to 1984, Mr. Prime was President of Fluid & Electric Control Co., founding that business and growing it from one person to 150, one of the largest industrial controls contractors in Michigan. That company was merged with a predecessor of Atlas in 1984. From 1970 to 1972, Mr. Prime held various technical and controls engineering positions.

     Michael D. Austin is currently the President and Chief Executive Officer of Atlas and has been the principal officer of Atlas, chiefly responsible for directing the sales of the company, for determining the overall product directions, managing product research and development, and managing the application engineering departments. From 1977 to 1996, Mr. Austin held various other management positions at Atlas, including Vice President of Operations, Sales Manager, and Controls Manager. From 1973 to 1977, Mr. Austin held various controls engineering and management positions at Fluid & Electric Control Co., including Chief Engineer.

     Neither Mr. Prime nor Mr. Austin currently performs any policy-making functions for the Company.

     Atlas employs approximately 200 persons. None of these persons is a member of a union. Atlas believes that its employee relations are good. Atlas believes that its location in Michigan is beneficial in its access and ability to hire qualified personnel because of the highly industrialized nature of the area.


ITEM 2.  PROPERTIES

     Atlas operates from manufacturing facilities in Fenton and Linden, Michigan. It has approximately 94,200 square feet of space in two facilities which it owns in Fenton. One of the Fenton facilities, newly built in 1997, has higher roofs and heavier cranes to facilitate manufacturing of larger equipment and provides approximately 51,000 square feet of manufacturing space and 8,000 square feet of office space. This facility also is capable of expanding at a later date to approximately 130,000 square feet of manufacturing and 25,000 square feet of office space. Both Fenton facilities are used for assembly operations and light and medium machining operations and electrical panel construction. Project management, engineering and sales offices are also located in Fenton.

     In Linden, Michigan, at a leased location, Atlas has a welding and fabrication and warehouse facility located in approximately 16,300 square feet.

     During the fiscal year, Atlas reduced staffing and office space leased in Atlanta, Georgia.

     The principal executive office of Atlas is located at 201 South Alloy Drive, Fenton, Michigan 48430, and its telephone number is (810) 629-6663.


ITEM 3.  LEGAL PROCEEDINGS

     In 1996, Atlas and the estate of John Maher, the owner of the patent for the FLEX 5000(R) licensed to Atlas, initiated an action against Orchid International Group Inc. and Orchid Automation ("Orchid") in the Federal Court of Canada, Trial Division, claiming infringement and wrongful sale, manufacture and use by Orchid of the inventions protected by such patent and seeking, among other relief, a declaration that the patents are valid and have been infringed by Orchid, injunctive relief and damages of at least $5,000,000 (Cdn). The defendant has filed an answer denying the material allegations of the complaint and asserting a counterclaim requesting that the patents be declared invalid. Discovery activities are presently being undertaken by the parties.

         During the third quarter of fiscal 1998, Atlas and the SWVA, Inc. ("SWVA") reached a settlement in connection with an outstanding legal dispute. SWVA's initial claim under the dispute was for $15,300,000. The settlement provided for a payment of $700,000 to SWVA, of which $210,000 was paid from insurance proceeds.

         Except for the action against Orchid, neither the Company nor Atlas is currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Not Applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock (Symbol: PRAC) and Warrants (Symbol: PRACW) are listed for trading on the Nasdaq SmallCap Market. The Company's Units (Symbol: PRACU), each consisting of one share of Common Stock and two Warrants, are quoted on the OTC Bulletin Board.

     The following table sets forth the range of high and low closing bid prices for the Common Stock and Warrants, as reported by the Nasdaq SmallCap Market, and for the Units, as reported by the OTC Bulletin Board. There was no material trading in the Units during the periods reported. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the Nasdaq System. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.


                                                           Units        Common Stock                 Warrants
                                                      High      Low       High         Low       High       Low
                                                     -------- --------- ---------- ----------- --------- ---------
Year ended June 30, 1997:
   First Quarter                                        9        9        6 3/8      4 5/8      1 7/8    1 3/16
   Second Quarter                                     8 3/4    7 1/4        5        3 1/4      1 1/2      1/2
   Third Quarter                                      6 7/8    6 5/8      4 3/8      2 1/2      1 1/4      1/2
   Fourth Quarter                                      --        --       3 1/4      1 3/4      1          3/8

Year ended June 30, 1998:
   First Quarter                                       --        --       4 5/8      1 3/4      1          3/8
   Second Quarter                                     6 5/8    6 3/8        5        3 7/16     1 1/2      5/8
   Third Quarter                                       --        --       5 7/8      3 3/4      1 9/16   1 3/16
   Fourth Quarter                                      --        --       6 7/16     3 1/2      1 3/4      5/8

     As of September 30, 1998, the Company had 12 holders of record of its Common Stock. The Company believes that there are in excess of 500 beneficial holders of the Company's Common Stock.

     The Company has not declared or paid any dividends on its Common Stock since its inception.

Recent Sales of Unregistered Securities

     No securities were issued by the Company during the fiscal year ended June 30, 1998. In September 1998, 150,000 shares of Common Stock were issued to each of Messrs. Prime and Austin pursuant to agreement reached during the year ended June 30, 1998. Such shares were not registered under the Securities Act of 1933, as amended (the "Act"), pursuant to the exemption provided by Section 4(2) of the Act as transactions by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the Company's and its predecessor's consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, at June 30, 1998, 1997 and 1996, for the periods July 1, 1995 to May 23, 1996, May 24, 1996 to
June 30, 1996, and for the years ended June 30, 1997 and 1998, and by Dupuis & Ryden, independent certified public accountants, at June 30, 1995 and 1994 and for the years then ended. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                  (Dollars in thousands, except per share data)


Consolidated Statements of Operations Data



                                                         The Company                             Predecessor
                                            -------------------------------------    ------------------------------------
                                                                                      July 1
                                               Year          Year       May 24,         1995          Year          Year
                                              Ended         Ended            to           to         Ended         Ended
                                           June 30,      June 30,      June 30,      May 23,      June 30,      June 30,
                                               1998          1997         1996          1996          1995          1994
                                           --------       -------      --------      -------     ----------    -----------
Net sales                                 $36,040         $34,438     $   4,404   $   31,598    $   29,077    $   21,186
Cost of sales                              27,562          24,825         3,029       21,773        21,034        16,320
Gross profit                                8,478           9,613         1,375        9,825         8,043         4,866
Selling, general and                        8,538           7,081           729        6,007         5,119         4,872
administrative expenses
Officers' bonuses                               0             711           197        2,117           ---           ---
Bonus Restructuring Expense                 2,132             ---           ---          ---           ---           ---
Income (loss) from operations              (2,192)          1,821           448        1,701         2,924           (6)
Net income (loss)                          (2,012)            593           204          762         2,219         (297)
Basic earnings per share
of common stock                            ($0.95)           $.28       $   .10
Weighted average common
shares                                      2,125           2,125         2,125


Consolidated Balance Sheet Data

                                                                    The Company                        Predecessor
                                                         ------------------------------------     --------------------
                                                         June 30,      June 30,     June 30,      June 30,      June 30,
                                                             1998          1997         1996          1995          1994
                                                         --------      --------   -----------     --------     ----------
Current assets                                            $15,272       $22,627   $   18,690    $   11,423     $   8,850
Current liabilities                                         5,470         7,284       13,642         8,321         7,246
Working capital                                             9,802        15,343        5,048         3,102         1,604
Property, plant and equipment,  net                         8,289         7,667        4,240         2,517         2,595
Total assets                                               26,809        33,410       26,023        14,550        11,774
Long-term debt, less current maturities                    11,254        15,327        2,228         2,717         1,666
Total liabilities                                          18,160        23,444       16,650        11,037         8,912
Stockholders' equity                                        8,649         9,966        9,373         3,513         2,862


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The fiscal year ended June 30, 1998 is the second full year of consolidated activities for Productivity Technologies Corp. and its wholly-owned subsidiary, Atlas Technologies, Inc.

     Currently, automotive and auto-related suppliers and steel service centers account for approximately 90% of new orders and receive most of Atlas's recent marketing efforts. At the same time, Atlas remains familiar and maintains quoting activity with non-automotive customers, including producers of home appliances, heating and air conditioning systems, off-road vehicles and equipment, and other manufacturers which use significant amounts of sheet metal in their products.

Results of Operations

     The Company, on a consolidated basis, incurred a loss of $2,012,350 or $0.95 per share for the fiscal year ending June 30, 1998 due, in part, to legal settlements, a bonus restructuring with senior executives of Atlas, and other charges due to changes in estimates. Significant expenses included the bonus restructuring plan charge of $2,131,903 in one lump sum rather than over a period from the present through December 31, 2001, legal settlement and defense costs approximating $750,000 during the fiscal year, and changes in estimates resulting in the write down of work-in-process and an increase in allowance for bad debts approximating $446,800. These charges represented a combined pre-tax charge of $3,328,741. After imputing a 34% federal tax benefit, the net after-tax effect of these charges approximated $2,196,969.

     Atlas's operating performance before unusual charges was lower in revenues and earnings margins than expected at the beginning of the year by Atlas management. Orders which were received, and the delivery dates of the orders, tended to be concentrated over a shorter period of time, hindering the ability of Atlas management to schedule production and use labor optimally. This increased Atlas's costs and reduced profit margins on shipments. Atlas also experienced a reduction in new orders during the General Motors workers strike in the summer of 1998. Atlas began to produce orders for GM in the third and fourth quarters of fiscal 1998, but had to suspend production when GM canceled orders due to a delay in certain plant expansion plans.

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

Fiscal Year 1998 Compared to Fiscal Year 1997

     Net sales for the fiscal year ending June 30, 1998 were $36,040,278, an increase of 5% over net sales of $34,437,625 for the fiscal year ending June 30, 1997. Atlas management believes the worldwide customer demand is still strong for automation to enhance stamping press line production speeds, quality, safety and unit cost savings. Despite this, Atlas's backlog as of June 30, 1998 approximated $17,000,000, a 10% decline versus the $19,000,000 backlog at June 30, 1997. Atlas management believes the decline in backlog as of June 30, 1998 was temporary, and caused in part by postponements in order placement due to the GM strike and the delay in capital spending leading up to the completion of the merger of DaimlerBenz and Chrysler Corp.

     Cost of products sold for the fiscal year ending June 30, 1998 were $27,562,608, a level approximating 76% of net sales, compared to $24,824,582, or 72% of net sales, for the 1997 fiscal year. Cost of sales relative to revenues increased due to a less favorable product mix during fiscal 1998, foreign sales at lower margins, and to a less efficient use of production and labor resources necessitated by the higher concentration in required product delivery dates relative to fiscal 1997. Included in cost of sales during fiscal 1998 were expenses related to ISO 9000 certification efforts, employee computer and other training, a change in estimate that resulted in a write down of work-in-process and finished inventories approximating $447,000, and research and development costs in connection with the final design phase of new automation and material handling products.

     Gross profits for the year ending June 30, 1998 were $8,477,670 compared to $9,613,043 in fiscal 1997, a decrease of 12% due to the reasons cited in the immediately preceding paragraph on cost of sales. Approximately 30% of Atlas's sales in fiscal 1998 were foreign. In general, Atlas foreign sales during fiscal 1998 were at lower gross margins due to higher costs associated with foreign marketing efforts, foreign redesign requirements, travel and shipping expenses.

     Selling, general and administrative (SG&A) expenses were $8,538,166 in fiscal 1998 compared to $7,081,273 for fiscal 1997, an increase of 21%. The increase was primarily due to expenses of approximately $750,000 in connection with the legal defense and settlement of the SWVA lawsuit, higher commission expenses related to Atlas's increased volume, and travel and sales related costs associated with the first full year of Atlas's sales and marketing efforts in the United Kingdom and China.

     The bonus restructuring plan agreed to between Atlas and Messrs. Prime and Austin, senior executives and former owners of Atlas, during fiscal 1998 resulted in a charge of $2,131,903. Under the bonus restructuring plan, Atlas agreed to pay to the senior executives the following: (1) 300,000 shares of common stock restricted from transfer or resale for a period of three years, and
(2) deferred compensation of $1,660,564 which is to be paid in four equal annual installments in arrears. In addition, $810,000 accrued in previous years under their employment agreements was agreed to be paid in cash, of which $560,000 is to be placed in an escrow account. It is expected that part or all of the balance in the escrow account will be distributed at a later date to the senior executives, depending upon the future resolution of a dispute between Atlas and the Internal Revenue Service related to research and experimentation credits claimed by Atlas for the fiscal years ended June 30, 1991 through 1995. See "Contingencies" below.

     Interest expense during fiscal 1998 was $1,057,725, an increase of 13% compared to $933,632 for 1997. The increase in interest expense for the period was due to the first full year of interest payments on the $4,500,000 Industrial Revenue Bond issued by Atlas in December 1996 for building construction and the purchase of equipment and other assets.

     The net loss during fiscal year 1998 was $2,012,350 compared to 1997 net income of $592,730. The reasons for the net loss are provided in the above paragraphs of this section.

     The Company's consolidated statement of cash flows indicates net cash generated in operating activities of $5,503,400 for the fiscal year ending June 30, 1998 which resulted primarily from a reduction in work-in-process and accounts receivable. Net cash used in investing activities included proceeds from the sale of a facility in Linden, Michigan which was offset by new purchases of computers, furniture and equipment in connection with the newer plant in Fenton, Michigan. The net proceeds generated by operating activities were used to pay down the bank line of credit and the net effect of cash financing and usage activity resulted in an increase of cash and equivalents of $1,328,748 as of June 30, 1998 compared to June 30, 1997.

Fiscal Year 1997 (Consolidated) Compared to Fiscal Year 1996

     Net sales for the fiscal year ending June 30, 1997 were $34,437,625, a decrease of 4% over net sales of $36,002,861 for fiscal year 1996. The decrease resulted primarily from two factors. The first relates to shipments which were delayed by a customer of Atlas's newly designed destacker. Atlas also experienced reduced production flow caused by the move to and start-up of the new facility. Customer demand for automation solutions that enhance production speeds, quality, safety and provide piece part cost savings remains strong. Atlas's backlog at June 30, 1997 approximated $19.0 million, a 4% increase over June 30, 1996 backlog of $18.2 million.

     Cost of products sold for the fiscal year ending June 30, 1997 were $24,824,582, representing 72% of revenues, compared to $24,802,193 or 69% of revenues, for fiscal year 1996. The increase in cost of sales relative to revenues was primarily due to Atlas's expensing, during the first two quarters of fiscal 1997, costs associated with the development of its new destacking equipment, and additional expenses from increases in foreign sales, including redesign requirements for foreign orders, project management, foreign travel, and overseas shipping expenses.

     Gross profits for fiscal year ending June 30, 1997 were $9,613,043, compared to 1996 gross profits of $11,200,668, a decrease of 14%. The decrease was primarily due to development expenses related to the introduction of large destacker equipment, costs associated with increasing foreign market sales, and lower overall sales levels.

     For fiscal 1997, selling, general and administrative (SG&A) expenses were $7,081,273, as compared to $6,736,106 for 1996, an increase of 5%. Changes in Atlas's SG&A included a reduction in legal expenses of $148,000, a decrease in bad debt costs of $160,000 and an increase in goodwill amortization of $92,000 associated with the acquisition of Atlas by the Company. SG&A increases included the Company's corporate administrative and compensation expenses. The Company's SG&A expenses for the full 12 months of fiscal 1997 were $679,446 compared to $54,381 for approximately one month during fiscal 1996. The Company's expenses increased in fiscal 1997 compared to 1996 due to the Company's acquisition of Atlas in May, 1996. Corporate salaries for employees of the Company were $18,332 in fiscal year 1996 and $223,221 in fiscal year 1997. Corporate salaries in 1996 commenced subsequent to the Company's purchase of Atlas and covered only 38 days, from May 23, 1996 to June 30, 1996. In contrast, the Company's salaries were paid for the entirety of fiscal year 1997. Accounting fees increased from approximately $8,000 in fiscal year 1996 to $68,024 in 1997, legal fees increased from $19,000 in 1996 to $29,960 in 1997, and travel related costs grew from $13,237 to $60,057. Professional consulting and stock market related fees increased from $0 and $3,324, respectively, in 1996 to $60,976 and $64,005, respectively, in fiscal 1997.

     Officer bonuses to Ronald Prime and Michael Austin, executives and former owners of Atlas, amounted to a total of $711,000 during fiscal 1997. The bonuses, which are superseded in fiscal 1998, were contingent on the Company achieving certain levels of financial profitability each year and were not accrued if the Company did not meet the earnings targets. Bonuses during fiscal 1996 were $2,314,000, of which $753,000 was expensed subsequent to January 1, 1996 when the employment agreement between the Company and Messrs. Prime and Austin commenced.

     Interest expense for fiscal year ending June 30, 1997 was $933,632, an increase of $363,450 relative to interest costs of $570,182 in fiscal 1996. The significant increase in interest expense for the period was caused by higher utilization of the line of credit to finance work-in-process, increased accounts receivable, distribution of officer bonuses and increases in borrowings related to the issuance of the $4,500,000 Industrial Revenue Bond (IRB) in December 1996. The IRB was issued to pay for Atlas's new plant construction and asset acquisitions.

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

Liquidity and Capital Resources

     The Company believes Atlas's future short term capital expenditure requirements can be met from the $14,000,000 asset-based revolving line of credit. Atlas borrowed from $7,200,000 to $12,700,000 under the revolver during fiscal 1998. Use of the revolver depends on project invoicing. Delays in converting work in process into customer invoices typically require increases in revolver borrowings. From time to time, Atlas's bank allows for temporary increases in the collateral requirements as stated in the current agreement. The debt to officers under the bonus restructuring plan is subordinated to bank borrowings and is included in calculating certain debt ratios as required by covenants in the banking agreements.

     The Company's working capital at June 30, 1998 was $9,801,888, compared to $15,343,022 as of June 30, 1997. The decrease was due primarily to the $4,100,450 repayment on the revolving credit line and an increase of $1,193,616 in expenditures for property and equipment.

     At June 30, 1998, Atlas had borrowings outstanding of $13,306,187 on various loans and the deferred compensation agreement, of which the current portion was $615,677. Atlas's loans and deferred compensation agreement were comprised of the following:

     (i) A revolving credit agreement expiring in September 1999, with increased maximum debt usage of $14,000,000 based on collateral including Atlas receivables, work-in-process, and other assets. Interest rates were at the bank prime rate less 1/4% or the 30, 60 or 90 day LIBOR rate plus 230 basis points, at the option of the Company. Atlas amortized certain asset based debt with quarterly payments of $37,360. Atlas's outstanding revolving line of credit at June 30, 1998 was $7,199,165.

     (ii) A note with First Chicago NBD, N.A. The note balance at fiscal year end 1998 was $140,077. The note bears interest at the bank's prime rate. The final note payment is due in January, 2002.

     (iii)Atlas had borrowings outstanding of $30,562 from Concord Commercial, a leasing company, secured by certain Atlas equipment. The borrowings bear interest of 8.7% per annum. Final payment on the borrowings is due in October, 1999.

     (iv) Atlas had outstanding borrowings of $4,500,000 relating to the issuance of the Industrial Revenue Bonds. The bonds are state and federal tax exempt. Consequently, the floating rate of interest is significantly reduced compared to conventional construction or real-estate financing. IRB terms are as follows for each fiscal year:

         1999-2001 -- $400,000 annual payments plus quarterly interest payments 2002- 2012 -- $300,000 annual payments plus quarterly interest payments

     IRB closing costs of $184,409 were incurred and booked as a long term asset. These are being amortized over the 15 year life of the Industrial Revenue Bonds.

     (v) Deferred compensation due to officers of $1,660,564 which is payable over four equal annual installments in arrears, with the final payment due in July 2002.

     The Company believes that, as a result of the revolving  credit  agreement,
its  short-term  credit   availability  is  adequate  to  support  its  business
operations at current and near-term anticipated sales levels.

Contingencies

     Atlas is undergoing an Internal Revenue Service audit for the fiscal year ended June 30, 1995. The main area of review is a research and experimentation tax credit the Company has calculated and filed for over the past six years. The Company had applied approximately $459,000 of credit towards Federal taxes due for the fiscal periods ended June 30, 1997, 1996 and 1995 and had a carry forward of approximately $23,000 expected to be used as a reduction in future tax payments. Management believes this issue is a matter of interpretation of the research and experimentation regulations. Management believes that the IRS may seek a reduction in the amount of credit calculated which may have an adverse effect to the financial statements of the Company. The Company is entitled to indemnification up to $560,000 (subject to certain exclusions and limitations) from the former principal stockholders of Atlas for amounts it may be required to pay as a result of such audit.

Year 2000 Compliance

     The Company is installing an "enterprise resource planning" system at Atlas, which includes computer systems for its internal accounting and reporting activities and its manufacturing operations and processes which are "Year 2000 compliant" (which means that such computer systems and other information technology will accurately process date/time data regardless of whether the date is in the twentieth or twenty-first century). The acquisition and installation of the system are expected to cost approximately $340,000, of which $240,000 was expended in fiscal 1998. Because the system is being implemented as an overall upgrade to Atlas's operations and not specifically to address Year 2000 compliance concerns, management has not estimated the portion of the cost which may be allocable to Year 2000 compliance. Management has not yet assessed whether or not the failure of Atlas's internal information technology to be Year 2000 compliant would have a material adverse effect upon the Company's financial position, liquidity or results of operations although it is confident that installation and operation of the new system will be accomplished in advance of December 31, 1999.

     The Company is also assessing its vendors, customers, utilities, banks and others with whom it does business to determine if their failure to be Year 2000 compliant would have a material adverse effect upon the Company or its financial position, liquidity or results of operations. To date, nothing has come to the attention of management that leads it to conclude that the likelihood of such adverse effect reasonably exists. The Company's and Atlas's operations utilize relatively little electronic data interchange with vendors, customers and other third parties. However, to the extent that such third parties, particularly utilities and banks, may not be Year 2000 compliant, the Company and Atlas may be adversely effected, although the magnitude of such effect cannot be estimated. The cost to the Company of making its third-party Year 2000 compliance assessment is not expected to be material.

     Certain Atlas products contain processors which address and utilize date/time data. Management believes that such processors incorporated in equipment sold within the past five years are virtually all Year 2000 compliant. However, it is not able to determine the compliance status of processors used in equipment sold in earlier periods with any reasonable degree of certainty. Although such equipment is beyond the warranty periods applicable to Atlas's products, it is possible that customers who purchased equipment from Atlas which is not Year 2000 compliant may nevertheless assert claims against Atlas to correct the compliance deficiencies or for resulting damages. While management believes that Atlas would not be legally responsible to such persons, based on the terms of its purchase orders and warranties, there can be no assurance that this position would prevail if challenged. Management is unable to estimate the potential cost that the Company might incur if such claims are made and successfully sustained or whether or not such cost would have a material adverse effect upon its financial position, liquidity or results of operations.

Recent Accounting Standards

     In June 1997, the Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for financial periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has not determined the impact, if any, these statements may have on future financial statement disclosures.

     Statement of Position (SOP) 98-5, "Reporting on the cost of Start-Up Activities," was issued in April 1998 and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. These statements are effective in fiscal 2000 and are not expected to have a material impact on the consolidated financial statements.

Forward-Looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: competitive pressures in the industry in which the Company is engaged; an unfavorable outcome of the IRS audit for the fiscal year ending June 30, 1995, adverse changes in the Company's banking loan requirements; major fluctuations in the strength of the U.S. dollar versus international currencies; Year 2000 compliance; and general economic conditions. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial Statements of the Company as set forth on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current directors and executive officers of the Company are as follows:


Nominee                      Age      Director    Position
                                       Since
Ray J. Friant, Jr........    67         1993      Chairman of the Board
Samuel N. Seidman........    64         1993      President and Director
Joseph K. Linman.........    59         1993      Director and Vice President
John S. Strance..........    73         1993      Director and Vice President
Jesse A. Levine..........    31         1993      Director, Chief Financial
                                                  Officer,  Vice President,
                                                  Secretary and Treasurer
Alan H. Foster...........    72         1993      Director
Alan I. Goldman..........    61         1993      Director


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

     Jesse A. Levine has been Secretary, Treasurer and a Director of the Company since its inception, Chief Financial Officer since June 1995 and a Vice President since May 1996. Since January 1992, Mr. Levine has been Vice President and then Senior Vice President of Seidman & Co., Inc., specializing in financial and business analysis, corporate finance, private placements and corporate advisory services. From January 1991 to December 1991, Mr. Levine was Contracts Administration Manager of The Newman Group Computer Services Corp., Inc., a computer systems supplier. Previously, Mr. Levine served as a commercial credit analyst for Society Bank, Michigan. Mr. Levine earned a B.A. degree in economics from the University of Michigan and has been elected a chartered financial analyst. Samuel N. Seidman, the President of the Company, is Mr. Levine's uncle.

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

     The Company's Board of Directors is divided into three classes, each of which serves for a term of three years, with only one class of directors being elected in each year. The term of office of the first class of directors, consisting of Messrs. Goldman and Levine, will expire at the annual meeting of stockholders to be held during the 2001 fiscal year; the term of office of the second class of directors, consisting of Messrs. Friant and Strance, will expire at the annual meeting of stockholders to be held during the 1999 fiscal year; and the term of office of the third class of directors, consisting of Messrs. Seidman, Linman and Foster, will expire at the annual meeting of stockholders to be held during the 2000 fiscal year.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires officers, directors and persons who beneficially own more than 10% of a registered class of equity securities of the Company ("10% stockholders") to file reports of ownership and changes in ownership with the Commission. Officers, directors and 10% stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the fiscal year ended June 30, 1998, each of its officers, directors and 10% stockholders complied with the Section 16(a) reporting requirements.


ITEM 11.  EXECUTIVE COMPENSATION

     In November 1997, the Board of Directors of the Company approved the following annual salaries for its executive officers, effective as of December 1997: Chairman (presently Mr. Friant), $40,000; President (presently Mr. Seidman), $65,000; Chief Financial Officer, Secretary and Treasurer (presently Mr. Levine), $40,000; and Vice Presidents (presently Messrs. Linman, Strance and Levine) $15,000. Such salaries are payable in equal monthly installments. An officer holding more than one office will receive only the salary of the highest paying office. All of such officers, in their capacities as directors, participated in the deliberations of the Board of Directors concerning executive officer compensation. The Board also approved fees of $12,000 per year for each director who is not an employee of the Company (presently Messrs. Foster and Goldman), which is payable in equal quarterly installments. In addition, non-employee directors and officers other than Messrs. Friant and Seidman will be paid at the rate of $500 to $1,000 per day, as determined by the Chairman and the President, for actual days spent by them in consulting or other special assignments for the benefit of the Company or its subsidiaries. Officers and directors are also eligible for other compensation and benefits as may be approved by the Board from time to time, including benefits under the Company's 1996 Performance Equity Plan which was adopted by the stockholders of the Company on May 21, 1996. On July 30, 1996, the Board of Directors awarded options under such plan to the Company's officers as follows: - Messrs. Friant and Seidman - 70,833.33 shares each; Messrs. Linman and Strance - 42,500 shares each; Mr. Levine - 28,333.33 shares. Such options are exercisable until July 30, 2001, at an exercise price of $5.00 per share. In November 1997, Messrs. Foster and Goldman each were granted 10,000 options and Mr. Levine was granted 20,000 options, all of which are exercisable until November 2002 at an exercise price of $4.125 per share.

     The Company has no employment agreements with its executive officers, each of whom presently serves at the discretion of the Board of Directors.

Atlas Employment Agreements

     Under the bonus restructuring plan, Messrs. Ronald M. Prime and Michael D. Austin have entered into employment agreements with Atlas under which they serve as the Chief Executive Officer Emeritus and Chief Executive Officer and President of Atlas, respectively.

     The employment agreements with Messrs. Prime and Austin are identical except that the term of Mr. Prime's agreement will terminate on December 31, 1998 and that of Mr. Austin will terminate on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of Atlas. The agreements provide for base salaries of $198,588 per year subject to cost-of-living increases for Mr. Austin after December 31, 1998, for six weeks vacation per year, reimbursement of business expenses, use of an automobile and mobile telephone, medical and life insurance benefits and other benefits generally made available to other employees. The agreements also provide that each executive, regardless of future employment, will receive four annual payments of $207,571 commencing July 30, 1999. The executives each were also issued, during fiscal 1999, 150,000 shares of restricted Common Stock of the Company, which has been valued in the fiscal 1998 financial statements at market value less a 30% discount for lack of marketability.

     Each  employment   agreement  also  contains  provisions   restricting  the
disclosure of confidential information and non-competition covenants.

                           SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                                                 Compensation
                                                                    Awards
  Name and Principal Position          Period       Salary ($)      Options (#)
----------------------------------  --------------  ----------   --------------
Samuel N. Seidman, President & CEO  7/1/97-6/30/98    75,000           ---
                                    7/1/96-6/30/97    65,000         70,833
                                    7/1/95-6/30/96     6,250           ---


                        AGGREGATE YEAR-END OPTION VALUES
                                 (June 30, 1998)


                                    Number of unexercised options at     Value of unexercised in-the-money options at
                                           fiscal year-end(#)                           fiscal year-end($)
            Name                    Exercisable        Unexercisable        Exercisable              Unexercisable
-------------------------------- ------------------- ------------------- ------------------- ---------------------------
Samuel N. Seidman                      70,833                ---                 ---                  ---


Stock Price Performance Comparison

     The following table compares cumulative total return of the Company's Common Stock (symbol PRAC) with the cumulative total return of (i) the Standard & Poor's Midcap 400 index ("S&P Index") and (ii) an industry peer group index ("Peer Index") consisting of six other publicly held production tooling manufacturers. The table assumes $100 was invested on July 6, 1994 (the date the Common Stock began trading on the OTC Bulletin Board) in shares of Common Stock, stocks comprising the S&P Index and stocks comprising the Peer Index and the reinvestment of dividends. The Peer Index includes Bethlehem Corp., DeVlieg Bullard, Inc., Farrell Corp., Hurco Companies, Inc., Monarch Machine Tool Co. and Thermwood Corp., equally weighted.


     Date        Peer Index        S&P Index          PRAC
   -------      ------------      ----------         -------
    7/6/94        $100.00*         $100.00*          $100.00
   6/30/95         119.71           119.65            106.25
   6/30/96         147.43           143.83            132.81
   6/30/97         128.44           180.49             65.63
   6/30/98         128.57           229.11            100.00




---------------------
*     6/30/94.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of October 5, 1998 by (i) each stockholder known by the Company to be beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                          Number               Percentage
Name of Beneficial Owner                 of Shares         Beneficially Owned
--------------------------              -----------        ------------------
Ray J. Friant, Jr..................      218,083(1)                8.7%
  30 Boxwood Drive
  Convent Station, New Jersey 07960

Samuel N. Seidman..................      217,083(1)                8.7%
  520 Madison Avenue
  New York, New York 10022

Joseph K. Linman..................       114,250(1)                4.6%

John S. Strance...................       113,250(1)                4.6%

Jesse A. Levine...................        91,583(1)                3.7%

Alan H. Foster....................        31,250                   1.3%

Alan I. Goldman....................       36,250                   1.5%

All Officers and Directors
  as a group (7 persons)..........       821,749(1)               29.7%

Ronald M. Prime...................       163,000                   6.7%
6438 Brewer
Flint, Michigan 48507

Michael D. Austin.................       236,900                   9.7%
3246 Fieldstone Drive
Flushing, Michigan 48433

-----------------------
(1)  Includes  shares of Common  Stock  issuable  upon  immediately  exercisable
     Warrants and options as follows: Mr. Friant--91,833 shares; Mr. Seidman--90,833 shares; Mr. Linman--46,500 shares; Mr. Strance--44,500 shares; Mr. Levine--48,333 shares; Mr. Foster - 10,000 shares; Mr. Goldman
     - 10,000 shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Seidman & Co., Inc., an affiliate of the Company, makes available to the Company office space, as well as certain office, administrative and secretarial services as may be required by the Company. The Company paid Seidman & Co., Inc. $5,000 per month for such services until May 22, 1996, including $8,000 during the three months ended June 30, 1996. During the fiscal years ended June 30, 1998 and 1997, the Company paid Seidman & Co., Inc. approximately $40,000 in each year for such services. Samuel N. Seidman, a director and President of the Company, is President of Seidman & Co., Inc., and Jesse A. Levine, a director, Chief Financial Officer, Vice President, Secretary and Treasurer of the Company, is Senior Vice President of Seidman & Co., Inc. Seidman & Co., Inc. receives reimbursement for any out-of-pocket expenses incurred in connection with the Company's business. There is no limit on the amount of such out-of-pocket expenses and there has not been nor will there be any review of the reasonableness of such expenses by anyone other than the Company's Board of Directors, which includes persons who have received, and may seek, reimbursement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

          1. The financial statements of the Company and Atlas listed in Item 8 are submitted as a separate section of this report.

          2.   Financial Statement Schedules

                       Schedule II -- Valuation  and  Qualifying  Accounts

          3.   Exhibits as required by Item 601 of Regulation  S-K:

Exhibit No.    Description

    3.1        Certificate of Incorporation(1)

    3.1.1      Amendment to Certificate of Incorporation filed May 28, 1996(2)

    3.2        By-laws(1)

    4.1        Form of Common Stock Certificate of the Company(1)

    4.2        Form of Warrant Certificate of the Company(1)

    4.3        Unit Purchase Option between GKN Securities Corp. and the
               Company(1)

    4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)

   10.5 Letter Agreement between Seidman & Co., Inc. and the Company regarding administrative support(1)

   10.6 Agreement of Merger dated as of December 18, 1995 (without schedules or exhibits)(3)

   10.6.1      Amendment to Agreement of Merger dated December 18, 1995(3)

   10.7.1 Employment Agreement dated July 22, 1998 between Atlas Technologies, Inc. ("Atlas") and Ronald M. Prime(5)

   10.8.1 Employment Agreement dated July 22, 1998 between Atlas Technologies, Inc. and Michael D. Austin(5)

   10.9        1996 Performance Equity Plan of the Company(4)

   10.10 Agreement dated July 22, 1998 by and between the Company, Ronald M. Prime, Michael D. Austin and Atlas Technologies, Inc.(5)

   10.11 Tax Escrow Agreement dated July 22, 1998 by and among the Company, Atlas Technologies, Inc., Ronald M. Prime, Michael D. Austin and NBD/First of Chicago(5)

   22          Subsidiaries of the Company(5)

   27          Financial Data Schedule (filed electronically only)(5)

-----------------------------
(Footnotes on next page)

-----------------------------

(1) Filed as Exhibit to Registration Statement on Form S-1, No. 33-78188, and incorporated herein by reference.

(2) Filed as Exhibit to Report on Form 8-K (Event dated May 23, 1996) and incorporated herein by reference.

(3) Filed as Exhibit to Report on Form 8-K (Event dated December 18, 1995) and incorporated herein by reference.

(4) Filed as Exhibit to Report on Form 10-K for fiscal year ended June 30, 1997 and incorporated herein by reference

(5)  Filed herewith.


    (b) During the last quarter of the period covered by this Report, the Company did not file any reports on Form 8-K.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                                      Index

Report of Independent Certified Public Accountants                         F-2


Financial Statements
      Consolidated Balance Sheets                                          F-4

      Consolidated Statements of Operations of The Company
            and Statement of Operations of the Predecessor                 F-6

      Consolidated Statements of Stockholders' Equity of The
            Company and Statement of Stockholders' Equity of
            the Predecessor                                                F-7

      Consolidated Statements of Cash Flows of The Company
            and Statement of Cash Flows of the Predecessor                 F-8


Notes to Financial Statements                                              F-10


Schedule II - Valuation and Qualifying Accounts                            F-25

Report of Independent Certified Public Accountants



Productivity Technologies Corp.
New York, New York

We have audited the accompanying consolidated balance sheets of Productivity Technologies Corp. and Subsidiary ("The Company"), as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period May 24, 1996 to June 30, 1996 (collectively, the "Successor period"). We have also audited the statements of operations, stockholders' equity and cash flows of the Predecessor (see Note
1) for the period July 1, 1995 to May 23, 1996 ("Predecessor period"). We have also audited Schedule II. These financial statements and Schedule II are the responsibility of the Companies' managements. Our responsibility is to express an opinion on these financial statements and Schedule II based on our audits.

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

As discussed in Note 2 to the financial statements, all of the outstanding stock of the Predecessor was sold in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

In our opinion, The Company's consolidated financial statements referred to above present fairly, in all material respects, the financial position of Productivity Technologies Corp. and Subsidiary at June 30, 1998 and 1997, and the results of their operations and their cash flows for the Successor period in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor's financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the Predecessor period, in conformity with generally accepted accounting principles.

Also, in our opinion, Schedule II presents fairly, in all material respects, the information set forth therein.



                                                               BDO SEIDMAN, LLP
                                                   CERTIFIED PUBLIC ACCOUNTANTS



Troy, Michigan
August 21, 1998

                 Productivity Technologies Corp. and Subsidiary

                           Consolidated Balance Sheets

                                                                                            June 30,
                                                                                      1998           1997
---------------------------------------------------------------------------------------------------------------
Assets (Note 6)

Current Assets
  Cash                                                                          $    2,172,457       $  843,709
  Short-term investments, including accrued interest                                   482,280          929,204
  Contract receivables, net of allowance for doubtful
    accounts of $110,000 and $45,500 (Note 3)                                        5,217,421        9,199,302
  Notes receivable                                                                      86,415          160,631
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 4)                                       5,435,957        8,640,731
  Inventories                                                                          628,481          619,242
  Prepaid expenses and other                                                           773,522          675,070
  Deferred income taxes (Note 9)                                                       475,000          622,000
  Assets held for sale (Note 5)                                                              -          937,549
---------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                15,271,533       22,627,438
---------------------------------------------------------------------------------------------------------------

Property and Equipment
  Land                                                                                 591,514          591,514
  Buildings and improvements                                                         4,854,799        1,329,113
  Machinery and equipment                                                            3,676,415        1,909,879
  Transportation equipment                                                              31,500           31,500
  Construction in progress                                                                   -        4,142,725
---------------------------------------------------------------------------------------------------------------
                                                                                     9,154,228        8,004,731

  Less accumulated depreciation                                                        865,473          337,350
---------------------------------------------------------------------------------------------------------------

Net Property and Equipment                                                           8,288,755        7,667,381
---------------------------------------------------------------------------------------------------------------

Other Assets
  Goodwill, net of accumulated amortization
    of $237,562 and $113,884 (Note 2)                                                2,587,164        2,490,842
  Other assets                                                                         661,936          624,071
---------------------------------------------------------------------------------------------------------------

Total Other Assets                                                                   3,249,100        3,114,913
---------------------------------------------------------------------------------------------------------------
                                                                                $   26,809,388      $33,409,732
---------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                 Productivity Technologies Corp. and Subsidiary

                           Consolidated Balance Sheets

                                                                                            June 30,
                                                                                      1998           1997
---------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                              $    1,970,769       $ 2,629,828
  Accrued Expenses
    Executive bonus agreement (Note 14)                                                810,000         1,254,842
    Commissions payable                                                                482,512           437,185
    Payroll and related withholdings                                                   240,329           271,930
    Other                                                                              770,096           811,220
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 4)                                         580,262         1,165,271
  Current maturities of long-term debt (Note 6)                                        615,677           714,140
----------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                            5,469,645         7,284,416

Deferred Income Taxes (Note 9)                                                               -           832,000

Executive Deferred Compensation Agreement (Note 14)                                  1,436,383                 -

Long-Term Debt, less current maturities (Note 6)                                    11,254,127        15,327,253
----------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                   18,160,155        23,443,669
----------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 11 and 14)

Stockholders' Equity (Notes 7 and 8)
  Common stock; $.001 par value, 20,000,000 shares
    authorized and 2,125,000 issued and outstanding                                      2,125             2,125
  Common stock to be issued (Note 14)                                                  695,520                 -
  Additional paid-in capital                                                         9,177,488         9,177,488
  Retained earnings (deficit)                                                       (1,225,900)          786,450
----------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                           8,649,233         9,966,063
----------------------------------------------------------------------------------------------------------------
                                                                                $   26,809,388       $33,409,732
----------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

              Consolidated Statements of Operations of The Company
                 and Statement of Operations of the Predecessor


                                                                         The Company                            Predecessor
                                                   ---------------------------------------------------        ----------------
                                                     Year Ended           Year Ended        May 24, to            July 1, 1995
                                                  June 30, 1998        June 30, 1997     June 30, 1996         to May 23, 1996
------------------------------------------------------------------------------------------------------------------------------
Net Sales                                         $  36,040,278        $  34,437,625      $  4,404,192          $   31,598,669

Cost of Sales                                        27,562,608           24,824,582         3,029,113              21,773,080
------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                          8,477,670            9,613,043         1,375,079               9,825,589

Selling, General and
  Administrative Expenses (Note 12)                   8,538,166            7,081,273           729,141               6,006,965

Officers' Bonuses (Notes 2 and 14)                            -              710,946           197,290               2,117,251
------------------------------------------------------------------------------------------------------------------------------

Income (Loss) From Operations Before
  Bonus Restructuring Expense                           (60,496)           1,820,824           448,648               1,701,373

Bonus Restructuring Expense (Note 14)                 2,131,903                    -                 -                       -
------------------------------------------------------------------------------------------------------------------------------

Income (Loss) From Operations                        (2,192,399)           1,820,824           448,648               1,701,373
------------------------------------------------------------------------------------------------------------------------------

Other Income (Expense)
  Interest expense                                   (1,057,725)            (933,632)          (57,331)               (512,851)
  Interest income                                       141,707              134,312            20,274                  33,837
  Gain (loss) on disposal of assets (Note 5)             89,628                    -                 -                  (2,976)
  Miscellaneous                                          56,439               21,226           (41,744)                151,198
------------------------------------------------------------------------------------------------------------------------------

Total Other Expense                                    (769,951)            (778,094)          (78,801)               (330,792)
------------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                    (2,962,350)           1,042,730           369,847               1,370,581

Income Tax Expense (Benefit) (Note 9)                  (950,000)             450,000           165,000                 608,000
------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                 $  (2,012,350)       $     592,730      $    204,847          $      762,581
------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share (Note 1)                 $        (.95)       $         .28      $        .10
------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share (Note 1)               $        (.95)       $         .28      $        .10
------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

         Consolidated Statements of Stockholders' Equity of The Company and Statement of Stockholders' Equity of the Predecessor

                                                                     Common       Additional      Retained         Total
                                                   Common Stock      Stock To      Paid-In        Earnings       Stockholders'
                                               Shares      Amount    Be Issued     Capital        (Deficit)        Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1995 (Predecessor)            25,683   $  25,683   $        -   $    73,465   $   3,413,733     $   3,512,881

Distribution to former stockholder
 (Note 7)                                           -           -            -             -        (700,000)         (700,000)

Net income                                          -           -            -             -         762,581           762,581
------------------------------------------------------------------------------------------------------------------------------

Balance, May 23, 1996 (Predecessor)            25,683   $  25,683   $        -   $    73,465   $   3,476,314     $   3,575,462
------------------------------------------------------------------------------------------------------------------------------

Balance, May 24, 1996 (Company)             1,785,001   $   1,785   $        -   $ 7,351,741   $     (11,127)    $   7,342,399

Reclassification of common stock
  subject to possible redemption
  (Note 7)                                    339,999         340            -     1,825,747               -         1,826,087

Net income                                          -           -            -             -         204,847           204,847
------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996 (Company)            2,125,000       2,125            -     9,177,488         193,720         9,373,333

Net income                                          -           -            -             -         592,730           592,730
------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997 (Company)            2,125,000       2,125            -     9,177,488         786,450         9,966,063

Common stock to be issued (Note 14)                 -           -      695,520             -               -           695,520

Net loss                                            -           -            -             -      (2,012,350)       (2,012,350)
------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998 (Company)            2,125,000   $   2,125   $  695,520   $ 9,177,488   $  (1,225,900)    $   8,649,233
------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

              Consolidated Statements of Cash Flows of The Company
                 and Statement of Cash Flows of the Predecessor


                                                                               The Company                            Predecessor
                                                           -----------------------------------------------------     -------------
                                                             Year Ended          Year Ended        May 24, to          July 1, 1995
                                                          June 30, 1998       June 30, 1997     June 30, 1996       to May 23, 1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss)                                      $  (2,012,350)       $     592,730     $     204,847          $     762,581
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities
   Depreciation                                               544,990              346,873            27,931                360,726
   Amortization                                               250,829              119,961            12,688                 15,235
   Provisions for losses on contract receivables               64,500             (117,971)                -                (68,649)
   Inventory net realizable value reserve                      80,000              (80,000)                -                200,000
   Deferred income taxes                                     (685,000)             (89,000)           46,000                164,000
   (Gain) loss on disposal of assets                          (89,628)                   -                 -                  2,976
   Changes in operating assets and liabilities
    Contract receivables                                    3,917,381           (1,123,172)       (3,565,732)              (133,052)
    Inventories, prepaid expenses and other                  (187,691)            (415,056)         (488,818)                95,028
    Costs and estimated earnings in excess of
     billings on uncompleted contracts-net effect           2,619,765             (417,420)        1,365,906             (4,037,969)
    Accounts payable, accrued expenses
     and other                                              1,000,604             (206,733)        1,271,862                174,259
-----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In)
 Operating Activities                                       5,503,400           (1,389,788)       (1,125,316)            (2,464,865)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Expenditures for property and equipment
  (including capitalized interest of
  $75,699 in fiscal 1997)                                  (1,193,618)          (4,554,364)          (49,549)              (466,828)
 Proceeds from sale of property
  and equipment                                             1,054,431                    -                 -                  3,400
 Proceeds from sale of short-term
  investments - net                                           446,924               36,051                 -                      -
 Purchase of Atlas                                           (220,000)                   -        (6,900,000)                     -
 Issuance of notes receivable                                (200,000)                   -                 -                      -
 Collections on notes receivable                              109,200               79,975             6,312                219,540
 Maturity of U.S. Government securities
  deposited in trust fund                                           -                    -         7,120,000                      -
-----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In)
 Investing Activities                                          (3,063)          (4,438,338)          176,763               (243,888)
-----------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

              Consolidated Statements of Cash Flows of The Company
                 and Statement of Cash Flows of the Predecessor


                                                                                  The Company                        Predecessor
                                                            ---------------------------------------------------     ---------------
                                                              Year Ended           Year Ended        May 24, to       July 1, 1995
                                                           June 30, 1998        June 30, 1997     June 30, 1996     to May 23, 1996
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Net borrowings (payments) - revolving
  credit agreement                                            (4,100,450)             262,751                 -                  -
 Payments on long-term debt, capital
  leases and notes payable                                       (71,139)            (222,006)          (43,161)        (2,072,398)
 Proceeds from additions of long-term debt                             -            5,255,000                 -          1,500,000
 Net borrowings - line-of-credit                                       -              863,911           589,300          3,990,320
 Distribution to former stockholder                                    -                    -                 -           (700,000)
-----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In)
 Financing Activities                                         (4,171,589)           6,159,656           546,139          2,717,922
----------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash                                1,328,748              331,530          (402,414)             9,169

Cash, at beginning of period                                     843,709              512,179           914,593             17,253
----------------------------------------------------------------------------------------------------------------------------------

Cash, at end of period                                     $   2,172,457        $     843,709     $     512,179       $     26,422
----------------------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information
 Cash Paid During the Period For
  Interest, net of amounts capitalized                     $   1,058,114        $     878,207     $      57,331       $    522,637
  Income taxes                                                   173,135              827,451                 -            570,175
----------------------------------------------------------------------------------------------------------------------------------

Supplemental Noncash Investing and
 Financing Activities
  Retirement of debt with proceeds from the
   revolving credit agreement                              $           -        $  11,036,864     $           -       $          -
  Construction in progress financed
   with accounts payable                                               -              157,000                 -                  -
----------------------------------------------------------------------------------------------------------------------------------



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

                                                                     June 1993
                                                                    (Inception)
                                          Year Ended     Year Ended    Through
                        April 1, 1996      March 31,       March 31,   March 31,
                       to May 23, 1996         1996            1995       1994
------------------------------------------------------------------------------

Interest income           $        56     $     503     $      343     $  -
Operating expenses                (54)         (266)          (250)      (2)
Income taxes                       (3)         (132)           (31)       -
-----------------------------------------------------------------------------

Net Income (Loss)        $        (1)    $      105     $       62    $  (2)
-----------------------------------------------------------------------------


The above operating results of PTC are not included in the accompanying financial statements.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements


The accompanying consolidated financial statements for the years ended June 30, 1998 and 1997 and the period May 24 to June 30, 1996 include the accounts of PTC and its wholly-owned subsidiary, Atlas (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.


The accompanying financial statements presented for the period July 1, 1995 to May 23, 1996 represent the financial statements of Atlas (the "Predecessor").

Nature of Business

The Company is a manufacturer of automated industrial systems, machinery, equipment, components and engineering services. It operates with two manufacturing plants, sales and engineering offices. The manufacturing plants are located in Fenton, Michigan.

Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotive- related customers have accounted for the majority of total annual sales. Sales are predominantly in the United States but, in recent years, the Company has targeted sales efforts in Mexico, Europe and Asia. Export sales during the twelve months ended June 30, 1998, 1997 and 1996 amounted to approximately 30%, 20% and 13%, respectively, of annual sales.

Short-term Investments

Short-term investments, representing U.S. Treasury Bills with maturities of twelve months or less, are carried at cost, which approximates market.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements



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

The carrying amounts of the revolving credit agreement and long-term debt pursuant to the Company's bank credit agreements approximate fair value because the interest rates on the majority of the loans outstanding change with market rates.

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

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements

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

Earnings Per Share

Earnings per share reflected in the consolidated statements of operations are presented in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The following table presents the earnings per share calculations:

Period Ended June 30,                    1998           1997         1996
-----------------------------------------------------------------------------

Numerator for Basic and Diluted
      Earnings Per Share
      Net income (loss)           $   (2,012,350)  $   592,730   $   204,847

-----------------------------------------------------------------------------

Denominator for Basic and Diluted
      Earnings Per Share
      Weighted average shares          2,125,000     2,125,000     2,125,000
-----------------------------------------------------------------------------

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements


Options to purchase shares of common stock were outstanding (see Notes 7 and 8) but were not included in the computation of diluted earnings per share because
(1) there was a net loss in fiscal 1998 and therefore any additional shares would be antidilutive, and (2) in fiscal 1997 and 1996 the options' exercise price was greater than the average market price of the common shares.


Long-Lived Assets

Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment of the Company's long-lived assets has occurred through June 30, 1998.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for financial periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has not determined the impact, if any, these statements may have on future financial statement disclosures.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements



Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities", was issued in April 1998 and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. These statements are effective in fiscal 2000 and are not expected to have a material impact on the consolidated financial statements.

2.    Acquisition

On May 23, 1996, PTC acquired all the outstanding shares of Atlas for cash of $6,900,000, and related acquisition costs of approximately $337,060. During fiscal 1998, a final purchase price adjustment resulted in $220,000 of additional goodwill. The acquisition, which was pursuant to a Merger Agreement dated December 18, 1995, also included certain employment agreements with bonus arrangements involving the principal shareholders of Atlas (see Note 14).

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the final purchase price over the estimated fair value of net assets acquired of $2,824,726 was recorded as goodwill and is being amortized on a straight-line basis over twenty-five years.

The total purchase price was allocated as follows:

Working capital                    $      2,238,011
Property and equipment                    4,218,818
Other assets                                363,985

Goodwill                                  2,824,726
Liabilities                              (2,188,480)
----------------------------------------------------
Purchase Price                     $      7,457,060
----------------------------------------------------

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements


Since the purchase price assigned to the net assets acquired was based on their estimated fair values at the May 23, 1996 acquisition date, the financial statements for periods subsequent to May 23, 1996 are presented on a different cost basis than those for prior periods and, therefore, are not comparable.

Pro forma results of operations, as if the acquisition had occurred July 1, 1995, are unaudited and are reflected below. Pro forma adjustments primarily include (1) additional depreciation and amortization on the excess purchase price allocated to property and equipment and goodwill, (2) elimination of interest income on the portion of PTC's investment in U.S. government securities deposited in a trust fund and liquidated upon consummation of the acquisition of Atlas, (3) elimination of management bonuses and professional fees incurred by Atlas prior to the merger that would not have been incurred in the normal course of business had it not been stated that the Merger Agreement contemplated the net worth of Atlas at a specific level at the date of the merger, (4) additional salaries for PTC's management and additional bonuses to Atlas' senior management under new employment agreements, and (5) provision for income taxes at an effective rate of 43%. This pro forma financial data is not necessarily indicative of the results that would have occurred had the acquisition occurred July 1, 1995.

Year Ended June 30,                           1996
----------------------------------------------------------------------------

Net sales                              $  36,003,000

Net income                                 1,409,000

Basic earnings per common share                  .66
----------------------------------------------------------------------------

3.    Contract Receivables

The contract receivables consisted of:

June 30,                                  1998                     1997
---------------------------------------------------------------------------

Billed
      Completed contracts             $   2,816,422           $   1,458,721
      Uncompleted contracts               2,276,987               7,680,830
Unbilled                                    234,012                 105,251
---------------------------------------------------------------------------

Total Contracts Receivable                5,327,421               9,244,802
Less allowance for doubtful accounts       (110,000)                (45,500)
---------------------------------------------------------------------------

Total                                 $   5,217,421          $    9,199,302
---------------------------------------------------------------------------

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements



4.    Costs and Estimated Earnings on Uncompleted Contracts

Costs  and  estimated  earnings  on  uncompleted   contracts  consisted  of  the
following:

June 30,                                1998                     1997
--------------------------------------------------------------------------

Costs incurred on uncompleted
  contracts                         $   23,105,651         $    28,753,361
Estimated earnings                       7,762,175              10,512,171
--------------------------------------------------------------------------
                                        30,867,826              39,265,532
Less billings to date                   26,012,131              31,790,072
--------------------------------------------------------------------------

Total                              $     4,855,695         $     7,475,460
--------------------------------------------------------------------------

The above totals are included in the accompanying balance sheets under the following captions:

June 30,                              1998                        1997
-------------------------------------------------------------------------

Costs and estimated earnings
 in excess of billings on
 uncompleted contracts             $    5,435,957        $      8,640,731

Billings in excess of costs
 and estimated earnings on
 uncompleted contracts                   (580,262)             (1,165,271)
-------------------------------------------------------------------------

Total                             $     4,855,695       $       7,475,460
-------------------------------------------------------------------------

                Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements


5.    Assets Held For Sale

The land and building held for sale at June 30, 1997 was sold during fiscal 1998 resulting in a gain of approximately $85,000.

6.    Long-Term Debt

Long-term debt consisted of:

Year Ended June 30,                                1998               1997
-----------------------------------------------------------------------------

$14,000,000 revolving credit agreement
with a bank.  The amount that may be
borrowed under this agreement is limited
to specified percentages of contract
receivables, work in process and property
and equipment of Atlas. The revolving
credit agreement provides for outstanding
borrowings to bear interest at a rate
equal to the bank's prime rate (which was
8.5% at June 30, 1998 and 1997) less
1/4% or the 30, 60, or 90 day LIBOR
plus 230 basis points,  at the option of
the Company. In addition, there is a
commitment fee of 1/8% per annum on the
unused portion of the revolving credit
which is payable quarterly.  Principal
payments on this agreement are due
quarterly in the amount of $37,360 until
September 30, 1999, at which time the
entire balance is due.  Borrowings  under
this agreement are  collateralized by
substantially all assets of Atlas. The
revolving credit agreement  also contains
various financial covenants.  The Company
was not in compliance with certain
covenants as of June 30, 1998 and the bank
waived compliance with such covenants as
of June 30, 1998.                            $ 7,199,165         $ 11,299,615

First mortgage note payable (1)                4,500,000            4,500,000

Other                                            170,639              241,778
------------------------------------------------------------------------------

Total                                         11,869,804           16,041,393

Less current maturities                          615,677              714,140
-----------------------------------------------------------------------------

Long-Term Debt                             $  11,254,127        $  15,327,253
-----------------------------------------------------------------------------

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements


(1) In January 1997, the Company borrowed $4,500,000 in connection with variable rate industrial revenue bonds issued by The Economic Development Corporation of the County of Genesee. The note is payable in amounts of $400,000 per year for fiscal years 1999-2001 and then $300,000 per year through fiscal 2012. Interest is payable quarterly and is set weekly by the remarketing agent at a level which allows the bonds to be sold at par. The interest rate at June 30, 1998 was approximately 4.0%. To enhance the marketability of the bonds and guarantee payment of the bonds on the Company's behalf, a bank has issued its letter of credit through December 2001. The commission on the letter of credit is 1% annually, and is payable quarterly. Also, the bonds are secured by a first mortgage note collateralized by substantially all assets of the Company.

Scheduled maturities of long-term debt for future years ending June 30 are as follows: 1999 - $615,677; 2000 - $7,496,058; 2001 - $441,004; 2002 - $317,065;
2003 - $300,000 and $2,700,000  thereafter.

7. Stockholders' Equity

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

At June 30, 1998, 4,210,000 shares of common stock were reserved for (1) issuance upon exercise of the warrants described above, and (2) for the securities underlying a purchase option granted the underwriter of the Offering. This option, which allows the underwriter the right to purchase up to 170,000 Units, is exercisable initially at $7.50 per Unit until June 23, 1999. Each Unit consists of one share of PTC common stock and two Warrants. The Units issuable upon exercise of the purchase option are identical to those described above except that the Warrants contained therein expire June 23, 1999.

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

8.    Employee Benefit Plans

Atlas previously sponsored an Employee Stock Ownership Trust (ESOT) for all of the Company's employees. Atlas elected to contribute $200,000 to the ESOT during the period ended May 23, 1996. At May 23, 1996, the Company's stock owned by the ESOT was acquired as part of the purchase transaction. The Company liquidated the ESOT during fiscal year 1997.

The Company has a 401(k) plan covering substantially all the Company's employees. The plan allows for eligible employees to defer a portion of their salary. In addition, discretionary contributions may be made by the Company. The Company contributed $148,700 for the year ended June 30, 1997. The Company made no contributions for the year ended June 30, 1998, the period ended May 23, 1996 or for the Predecessor period.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements


PTC adopted a Performance Equity Plan in 1996 to enable the Company to offer to selected personnel an opportunity to acquire an equity interest in the Company through the award of incentives such as stock options, stock appreciation rights and/or other stock-based awards. The total number of shares of common stock reserved and available for distribution under the Plan is 330,000 shares.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and income per share amounts would have been the pro forma amounts indicated below:

Year Ended June 30,                              1998                   1997
------------------------------------------------------------------------------

Net income (loss) - as reported             $  (2,012,350)        $    592,730
Net income (loss) - pro forma                  (2,081,456)             259,445
Basic earnings per share - as reported               (.95)                 .28
Basic earnings per share - pro forma                 (.98)                 .12
------------------------------------------------------------------------------

The fair value of each option grant is established on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 1998 and 1997, respectively: dividend yield of 0% for both years; expected volatility of 68% and 23%; risk-free interest rate of 6.0% and 5.4%; and expected lives of 2 years for both years.

The effects of applying SFAS No. 123 in the above pro forma disclosure are not necessarily indicative of future amounts.


A summary of the status of the Company's stock options is as follows:

                                                                  Weighted-
                                                                  Average
                                                                  Exercise
                                                  Shares          Price
----------------------------------------------------------------------------

Outstanding and exercisable at July 1, 1996             -        $      -
Granted                                           255,000            5.00
Expired                                                 -               -
Exercised                                               -               -
---------------------------------------------------------------------------

Outstanding and exercisable at June 30, 1997      255,000        $   5.00
Granted                                            40,000            4.13
Expired                                                 -               -
Exercised                                               -               -
---------------------------------------------------------------------------

Outstanding And Exercisable at June 30, 1998      295,000       $    4.88
---------------------------------------------------------------------------

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements


The weighted-average grant date fair value of options during fiscal 1998 and 1997 was approximately $1.73 and $1.31, respectively.

The following table summarizes information regarding stock options outstanding and exercisable at June 30, 1998:

                                                         Weighted Average
                                 Options            --------------------------
                                 Outstanding        Remaining
      Range of                       and            Contractual    Exercisable
      Exercise Prices            Exercisable        Life           Price
------------------------------------------------------------------------------
$4.125 - $5.00                    295,000            3 years     $    4.88
------------------------------------------------------------------------------

9.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and (liabilities) are as follows:

Year Ended June 30,                                    1998             1997
------------------------------------------------------------------------------

Current
      Accrual for executive bonus agreement        $   237,000   $   285,000
      Research credit carryforward                     137,000       218,000
      Other                                            101,000       119,000
------------------------------------------------------------------------------

Net Current Deferred Tax Asset                     $   475,000   $   622,000
------------------------------------------------------------------------------

Non-Current
      Depreciation and basis of assets             $  (569,000)  $  (715,000)
      Executive deferred compensation agreement        488,000             -
      Research credit carryforward                     119,000             -
      Other                                            (38,000)     (117,000)
------------------------------------------------------------------------------

Net Non-Current Deferred Tax Liability             $        -    $  (832,000)
------------------------------------------------------------------------------

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements





Significant components of income tax expense (benefit) are as follows:

                                 The Company                        Predecessor
                  --------------------------------------------   --------------
                    Year Ended      Year Ended     May 24, to     July 1, 1995
                   June 30, 1998  June 30, 1997  June 30, 1996  to May 23, 1996
-------------------------------------------------------------------------------
Federal
  Current          $  (315,000)   $  481,000     $  108,000        $   401,000
  Deferred            (685,000)      (89,000)        46,000            164,000

State
  Current               50,000        58,000         11,000             43,000
------------------------------------------------------------------------------

Total             $   (950,000)  $   450,000    $   165,000       $    608,000
------------------------------------------------------------------------------


The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense (benefit) is as follows:

                                 The Company                        Predecessor
                  --------------------------------------------   --------------
                    Year Ended      Year Ended     May 24, to     July 1, 1995
                   June 30, 1998  June 30, 1997  June 30, 1996  to May 23, 1996
-------------------------------------------------------------------------------

Tax expense
  (benefit) at
  statutory rate   $ (1,007,000)   $   355,000    $  126,000     $   466,000

Goodwill
  amortization
  and other non-
  deductible items      62,000         55,000         6,000           70,000

State income taxes,
  net of federal
  income tax benefit    33,000         38,000         7,000           28,000

Research credit              -        (40,000)            -                -

Other - net            (38,000)        42,000        26,000           44,000
-----------------------------------------------------------------------------

Income Tax Expense
  (Benefit)        $  (950,000)    $  450,000    $  165,000       $  608,000
-----------------------------------------------------------------------------

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements



Atlas has tax research credit carryforwards totalling $256,000 that will begin to expire in 2008.

10.   Major Customers

For the twelve months ended June 30, 1998, 1997 and 1996, the Company's sales to its major customers (each representing more than 10% of total net sales) amounted to approximately 50%, 44% and 64% of total annual sales, respectively. During 1998, there were three major customers representing 27%, 14% and 10% of total net sales; during 1997 there were three major customers representing 20%, 12% and 12% of total net sales; and during 1996, there were four major customers representing 30%, 13%, 11% and 10% of total net sales.

11.   Contingency

Atlas is undergoing an Internal Revenue Service audit for the fiscal year ended June 30, 1995. The main area of review is a research and experimentation tax credit the Company has calculated and filed for over the past six years. The Company has applied approximately $459,000 of credit toward Federal taxes due for the fiscal periods ended June 1997, 1996 and 1995 and had a carryforward of approximately $23,000 expected to be used as a reduction in future tax payments. Management believes this issue is a matter of interpretation of the research and experimentation regulations. Management believes that the IRS may seek a reduction in the amount of credit calculated which may have an adverse effect to the financial statements of the Company. The Company is entitled to indemnification up to $560,000 (subject to certain exclusions and limitations) from the former principal stockholders of Atlas for amounts it may be required to pay as a result of such audit.

12. Arbitration  Settlement

On October 1, 1996, the Company received a "Demand For Arbitration" by a former customer that alleged, among other issues, a $15,400,000 claim for damages resulting from a breach of contract and breach of warranties related to the design and manufacture of certain industrial equipment. During fiscal 1998, a "Settlement Agreement and Release Of All Claims" was executed. The Company settled with the former customer for $700,000, of which $210,000 was recovered from insurance coverage. The net expense of $490,000 has been included in selling, general and administrative expenses during fiscal 1998.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                          Notes to Financial Statements


13.   Material Fourth Quarter Adjustments

During the fourth quarter of fiscal 1998, the Company made adjustments which are material to the fourth quarter results. These adjustments include a $736,000 decrease in the $2,868,000 bonus restructuring expense previously recorded in the third quarter of fiscal 1998 and the following changes in estimates: (1) a $381,000 write-off to reduce a cancelled uncompleted contract to its estimated net realizable value, (2) additional allowances of $145,000 to reduce accounts receivable and inventory to their estimated net realizable value and (3) additional reserves of $126,000 for warranties and health insurance based on anticipated future claims. The third quarter 10-Q will be amended to reflect the bonus restructuring expense as a fourth quarter transaction.

14.   Bonus Restructuring

During fiscal 1998, the Company amended the employment agreements of two executive officers of Atlas that were previously entered into in connection with the Merger Agreement (see Note 2). These amended employment agreements are identical except that one agreement expires on December 31, 1998, and the other expires on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of the Company. Annual compensation under each agreement is $198,588, subject to cost of living increases for one of the officers. The amended agreements also provide that each executive, regardless of future employment, will receive four annual payments of $207,571 commencing July 30, 1999. Each executive will also receive 150,000 shares of restricted common stock of the Company to be issued during fiscal 1999. The restricted common stock has been valued at market value less a 30% discount for lack of marketability. Included in the accompanying financial statements as of and for the year ended June 30, 1998 related to these amended agreements are the following.


Balance Sheet
  Executive Deferred Compensation Agreement                       $ 1,436,383
  Common stock to be issued                                           696,520
------------------------------------------------------------------------------

Statement of Operations
  Bonus restructuring expense                                     $ 2,131,903
------------------------------------------------------------------------------

The superseded employment agreements provided for two bonus calculations based on earnings of the Company. These bonus calculations were to be in effect through December 31, 2000 and December 31, 2001, respectively. As of June 30, 1998, there was $810,000 to be paid under these superseded agreements.

                 Productivity Technologies Corp. and Subsidiary
                               and the Predecessor

                 Schedule II - Valuation and Qualifying Accounts


                                                                         Additions
                                                     Balance at          Charged to                            Balance
                                                     Beginning           Cost and                              at End
Description                                          of Period           Expenses           Deductions         of Period
-------------------------------------------------------------------------------------------------------------------------

Year Ended June 30, 1998 (Company)
  Allowance for doubtful accounts
    (deducted from contract receivables)            $    45,500        $    64,500          $        -         $ 110,000
  Inventory net realizable value reserve                120,000             80,000                   -           200,000
  Warranty reserve                                       24,078            622,717     (3)    (527,605)          119,190
-------------------------------------------------------------------------------------------------------------------------

Year Ended June 30, 1997 (Company)
  Allowance for doubtful accounts
    (deducted from contract receivables)           $   163,471         $   (78,753)    (1)  $  (39,218)        $  45,500
  Inventory net realizable value reserve               200,000                   -     (2)     (80,000)          120,000
  Warranty reserve                                      25,000             364,823     (3)    (365,745)           24,078
-------------------------------------------------------------------------------------------------------------------------

Period May 24, 1996 to June 30, 1996 (Company)
  Allowance for doubtful accounts
    (deducted from contract receivables)           $   163,471         $         -          $        -         $ 163,471
  Inventory net realizable value reserve               200,000                   -                   -           200,000
  Warranty reserve                                      25,000              11,160     (3)     (11,160)           25,000
-------------------------------------------------------------------------------------------------------------------------

Period July 1, 1995 to May 23, 1996 (Predecessor)
  Allowance for doubtful accounts
    (deducted from contract receivables)          $   232,120         $    180,337     (1)    $(248,986)      $  163,471
  Inventory net realizable value reserve                    -              200,000                    -          200,000
  Warranty reserve                                     25,000              122,756     (3)     (122,756)          25,000
-------------------------------------------------------------------------------------------------------------------------

(1) Accounts deemed to be uncollectible (net of accounts collected that were previously deducted).

(2)  Inventory disposed of, charged to reserve.

(3)  Actual warranty charges incurred, charged to reserve.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 12, 1998                            PRODUCTIVITY TECHNOLOGIES CORP.

                                                  /s/ Samuel N. Seidman
                                            By: _____________________________
                                                Samuel N. Seidman
                                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Ray J. Friant, Jr.     Chairman of the Board              October 12, 1998
----------------------
Ray J. Friant, Jr.

/s/ Samuel N. Seidman      Chief Executive Officer,           October 12, 1998
----------------------     President and Director
Samuel N. Seidman

                           Vice President and Director
---------------------
Joseph K. Linman

/s/ John S. Strance        Vice President and Director        October 12, 1998
---------------------
John S. Strance

/s/ Jesse A. Levine        Vice President, Secretary,         October 12, 1998
---------------------      Treasurer and Director and
Jesse A. Levine            Chief Financial Officer

                           Director
---------------------
Alan H. Foster


                            Director
---------------------
Alan I. Goldman