Form 10-Q
period 1998-09-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1998-11-20
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ____________________  to  ____________________


                         Commission file number 0-24242

                         PRODUCTIVITY TECHNOLOGIES CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

    Delaware                                      13-3764753
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 509 Madison Avenue, New York, New York                          10022
---------------------------------------                     ----------------
   (Address of Principal Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:       (212) 843-1480
                                                   ----------------------------

                                       Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No   |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 16, 1998: 2,425,000 shares, $ .001 par value common stock.

                                TABLE OF CONTENTS

                                                                      Page

Part I.  Financial Information for
         Productivity Technologies Corp. ("PTC" or "Company") and
         Subsidiary Atlas Technologies, Inc. ("Atlas")

Item 1.  Interim Financial Statements                                   3

         Consolidated Balance Sheets                                    4-5

         Consolidated Statements of Operations                          6

         Consolidated Statement of Stockholders' Equity                 7

         Consolidated Statements of Cash Flows                          8

         Notes to Financial Statements                                  9-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      11-13


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                               14

Signatures                                                              14

PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARY

PART I:  FINANCIAL INFORMATION


ITEM 1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instruction to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operation results for the three months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

The aforementioned consolidated financial statements should be read in conjunction with Productivity Technologies Corp. and Subsidiary's Form 10-K for the fiscal year ended June 30, 1998. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Productivity Technologies Corp. and Subsidiary

Consolidated Balance Sheets ( Unaudited)

                                                                                   September 30,           June 30,
                                                                                       1998                  1998
                                                                                      -----                  ----
Assets

Current assets
    Cash and cash equivalents                                                          $55,754             $2,172,457
    Short-term investments and accrued interest                                      1,144,795                482,280
    Contracts receivable                                                             7,385,770              5,217,421
    Notes receivable                                                                         0                 86,415
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                         4,687,800              5,435,957
    Inventories                                                                        678,078                628,481
    Prepaid expenses and other                                                         154,006                773,522
    Deferred income taxes                                                              885,239                475,000
Total current assets                                                                14,991,442             15,271,533
                                                                                   -----------             ----------

Property and equipment
    Land                                                                              $591,514               $591,514
    Buildings and improvements                                                       4,856,753              4,854,799
    Machinery and equipment                                                          3,708,933              3,676,415
    Transportation equipment                                                            31,500                 31,500
                                                                                       -------              --------
        Total fixed assets                                                           9,188,700              9,154,228
        Less accumulated depreciation                                                  987,219                865,473
                                                                                      --------              ---------

Net property and equipment                                                           8,201,481              8,288,755
                                                                                    ----------              ---------

Other assets
    Goodwill, net of accumulated amortization  of $263,301 and
    $57,191                                                                          2,609,936              2,587,164
    Other assets                                                                       648,911                661,936
                                                                                      --------              ---------
Total other assets                                                                   3,258,847              3,249,100
                                                                                    ----------              ---------
Total assets                                                                       $26,451,770            $26,809,388
                                                                                   ============           ===========


See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets (Unaudited)

                                                                                  September 30,              June 30,
                                                                                      1998                     1998
                                                                                  -------------              ---------
Liabilities and stockholders' equity
Current liabilities
    Accounts payable                                                                $2,212,295             $1,970,769
    Accrued expenses
       Executive bonus agreement                                                             0                810,000
       Commissions payable                                                             597,799                482,512
       Payroll and related withholdings                                                 99,049                240,329
       Other                                                                           853,667                770,096
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                                               678,212                580,262
    Current maturities of long term debt                                               615,677                615,677
                                                                                      --------               -------
Total current liabilities                                                           $5,056,699             $5,469,645

Executive deferred compensation                                                      1,436,383              1,436,383
Long-term debt less current maturities                                              11,134,627             11,254,127
                                                                                   -----------            ----------
Total liabilities                                                                   17,627,709             18,160,155
                                                                                   -----------            ----------

Stockholders' equity
    Preferred  Stock, $.001 par value, 1,000,000
      shares  authorized;   none outstanding
    Common Stock, .$001 par value, 20,000,000
      shares authorized; 2,425,000 and 2,125,000
      shares outstanding                                                                 2,425                  2,125
    Common Stock to be issued                                                                0                695,520
    Additional paid-in capital                                                       9,872,708              9,177,488
    Deficit                                                                         (1,051,072)            (1,225,900)
                                                                                    -----------            -----------
Total stockholders' equity                                                           8,824,061              8,649,233
                                                                                     ----------             ---------
Total liabilities and stockholders' equity                                         $26,451,770            $26,809,388
                                                                                   ============           ===========



See accompany notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statements of Operations ( Unaudited)

                                                                                    First Quarter Ended
                                                                      --------------------------------------------------
                                                                        September 30,                       September 30,
                                                                             1998                               1997
                                                                        -------------                        -----------
Net sales                                                                $8,150,682                           $9,352,486
Cost of sales                                                             5,672,750                            6,635,080
                                                                         ----------                            ---------
Gross profit                                                              2,477,932                            2,717,406
Selling, general and administrative expenses                              2,032,424                            2,012,488
Officers' bonuses                                                                 0                              255,066
                                                                          ----------                           ---------
Income (loss) from operations                                               445,508                              449,852
                                                                           --------                             --------

Other income ( expenses)
    Interest income                                                          11,804                               25,498
    Interest expense                                                       (200,272)                            (291,851)
    Miscellaneous                                                             2,788                               92,846
                                                                             ------                             ---------
Total other expenses                                                       (185,680)                            (173,507)
                                                                           ---------                            ---------
Income before income taxes                                                  259,828                              276,345
Income taxes                                                                 85,000                              110,500
                                                                            -------                              -------
Net income                                                                 $174,828                             $165,845
                                                                           ========                             ========
Net income per share of  Common Stock                                         $0.07                                $0.08
                                                                              =====                                =====
Weighted average number of
    common shares outstanding                                             2,425,000                            2,125,000



See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statement of Stockholders' Equity (Unaudited)



                                            Common Stock               Common       Additional                         Total
                                        --------------------          Stock to be     Paid-In                       Stockholders'
                                       Shares          Amount          Issued         Capital        Deficit           Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance July 1, 1998                2,125,000          $2,125          $695,520     $9,177,488    ($1,225,900)       $8,649,233

Common Stock issued                   300,000            $300         ($695,520)      $695,220

Net income (unaudited)                                                                               $174,828          $174,828
                                   ----------          -------        ----------     ---------       ---------         --------


Balance as of
September 30, 1998                  2,425,000          $2,425               $0      $9,872,708     ($1,051,072)      $8,824,061
                                   ==========         =======               ===    ===========     ============      ==========





See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statement of Cash Flows  (Unaudited)

                                                                                          First Quarter Ended
                                                                                  -------------------------------------
                                                                                   September 30,          September 30,
                                                                                      1998                    1997
                                                                                     ------                   ----
Cash flows from operating activities
    Net income                                                                        $174,828               $165,845
    Adjustments to reconcile net income to net cash
    Provided by (used in ) operating activities:
         Depreciation                                                                  121,746                107,794
         Amortization                                                                  (22,772)              (417,271)
         Deferred income tax                                                          (410,239)                 5,382
    Changes in operating assets and liabilities:
         Contract receivables                                                       (2,168,349)             3,218,528
         Inventories, prepaid expenses and other                                       569,919                596,335
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                                          846,107             (3,147,804)
         Accounts payable, accrued expenses and other                                 (510,896)              (262,683)
                                                                                    ----------              ---------
Net cash provided by (used in) operating activities                                ($1,399,656)              $266,126
                                                                                   ============              ========

Cash flows from investing activities
    Collection of notes receivable                                                     $86,415               $160,631
    Maturity of US securities in deposited trust fund                                 (662,515)              (537,471)
    Expenditures for property and equipment                                            (34,472)               513,358
    Increase in notes receivable                                                        13,025                103,810
                                                                                      --------               --------
Net cash provided by (used in) investing activities                                  ($597,547)              $240,328
                                                                                     ==========              ========
Cash flows from financing activities
    (Payments) or borrowings on long-term debt                                                                ($1,924)
    Proceeds from additional long-term debt                                          ($119,500)            (1,245,424)
                                                                                     ----------            -----------
Net cash provided by (used in) financing activities                                  ($119,500)           ($1,247,348)
                                                                                     ==========           ============

Net increase (decrease) in cash and cash equivalents                               ($2,116,703)             ($740,894)
Cash and cash equivalents at the beginning of the period                             2,172,457                843,709
                                                                                    ----------               --------

Cash and cash equivalents at the end of the period                                     $55,754               $102,815
                                                                                     =========               =========

Supplemental cash flow Information
    Cash paid during the period for interest                                          $200,272               $291,851

See accompanying notes to financial statements.

Notes to Financial Statements (Unaudited)

1.       Basis of Presentation

The accompanying unaudited financial statements for the first quarter ended September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at June 30, 1998 has been derived from the audited consolidated financial statements at that date. Operating results for the first quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the period ended June 30, 1998.


2.       Summary of Significant Accounting Policies

History of the Company and Basis of Presentation

The Company was incorporated in June 1993 under the name Production Systems Acquisition Corporation with the objective of acquiring an operating business engaged in the production systems industry. The Company originally selected March 31 as its fiscal year-end. The Company completed an initial public offering ("Offering") of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1995, the Company changed its name to Productivity Technologies Corp. ("PTC" or the "Company"), and acquired, through a merger, Atlas Technologies, Inc. ("Atlas") as a wholly owned subsidiary.

The accompanying financial statements presented for the first quarter ended September 30, 1998 include the consolidated accounts of PTC and Atlas. All significant inter-company accounts and transactions have been eliminated upon consolidation.

Nature of Business

Atlas, PTC's sole operating subsidiary, is a leading innovator and supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and appliance metal stamping operations. Atlas operates two manufacturing plants in Fenton, Michigan and has sales and engineering offices in Michigan, Europe and China.

Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and large construction equipment. Sales to automotive related customers have accounted for the majority of sales during the past two years.

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

Net Income Per Common Share

Net income per common share for the first quarter ended September 30, 1998 has been computed based on the weighted average number of 2,425,000 common and diluted common equivalent shares outstanding. In September, 1998, 300,000 shares were issued as partial consideration for the restructuring of the Atlas executive bonus program. The issuance of the 300,000 shares was effective as of June, 1998. The bonus restructuring agreement is described in detail in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


3.       Commitments

Atlas is a party to employment agreements with its two principal executive officers. One agreement expires on December 31, 1998, and the other expires on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of the Company. Annual compensation under each agreement is $198,588, subject to cost of living increases after December 31, 1998 under the agreement continuing after that date. The employment agreements also provide that each executive, regardless of future employment, will receive four annual payments of $207,571 commencing July 30, 1999. Each executive also received 150,000 shares of restricted common stock of the Company which were issued effective as of June, 1998. The following items related to the employment agreements are included in the accompanying financial statements as of and for the year ended June 30, 1998:

Balance Sheet
Executive Deferred Compensation Agreement       $1,436,383
Common stock issued (.001 par value)                   300
Paid in capital                                    696,320
                                                ----------
Statement of Operations
Bonus restructuring expense                     $2,131,903


4.       Contingencies

Atlas is undergoing an Internal Revenue Service audit for the fiscal year ended June 30, 1995. The main area of review is a research and experimentation tax credit Atlas has calculated and filed for over the past six years. Atlas had applied $459,000 of credit towards Federal Taxes due for the fiscal periods ended June 1998, June 1996 and June 1995, and had a carry forward of $23,000 expected to be used as a reduction in future tax payments. Atlas' management and Atlas' accountants believe this issue is a matter of interpretation of the research and experimentation regulations. Atlas' management believes that the IRS may seek a reduction in the amount of credit calculated which may adversely affect the financial statements of the Company. The Company is entitled to indemnification up to $560,000 (subject to certain exclusions and limitations) from the former principal stockholders of Atlas for amounts it may be required to pay as a result of the audit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unaudited sales revenues for the quarter ended September 30, 1998 were $8,150,682, down 13% from the quarter ended September 30, 1997 revenues of $9,352,486. Decreased sales were primarily due to lower customer demand during the quarter. The order backlog as of September 30, 1998 was $16.6 million, down 11% from the June 30, 1998 backlog of $18.2 million. The decline in backlog was mainly due to slower closings of new orders. The volume of new business quotes, both domestic and foreign, remains active.

Costs of products sold for the quarter ended September 30, 1998 were $5,672,750, down 15% from $6,635,080 for the quarter ended September 30, 1997. The decrease in cost of sales from a quarter a year ago was a slight improvement over the corresponding 13% decrease in quarterly revenues versus the quarter a year ago. Cost of products sold as a percent of revenues decreased to 69% of revenues during the quarter compared to 71% of revenues during the quarter ended September 30, 1997. The reduction in cost of sales as a percent of revenues was primarily due to a more favorable product mix, and improved production processing during the quarter relative to the quarter one year ago.

Gross profit for the quarter ended September 30, 1998 was $2,477,932, a 9% decrease compared to $2,717,406 for the quarter ended September 30, 1997. Gross profit decreased primarily due to lower volume and to slightly higher research and development costs and warranty expenses. The Company's gross profit margin increased 2% relative to the gross profit margin one year ago for the reasons cited in the paragraph above in connection with the decline in cost of sales as a percent of revenues.

Consolidated selling, general and administrative (SG&A) expenses were $2,032,424, up 1% from the quarter ended September 30, 1997 of $2,012,488. Though legal and accounting fees were substantially reduced from the quarter one year ago, selling expenses for outside representative commissions and royalties increased approximately $163,000 versus the first quarter last year.

Officer bonuses were $ -0- during the quarter ended September 30, 1998, compared to $255,066, from the quarter ended September 30, 1997. Officer bonuses were eliminated as part of the bonus restructuring plan detailed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Consolidated earnings from operations (net income before interest and income taxes) for the quarter ended September 30, 1998 were $445,508, down 1% from the quarter ended a year ago of $449,852. As adjusted for the elimination of executive bonuses, earnings during the period were approximately 36% lower than the previous year. The decrease was the result of slower than expected sales demand combined with increased selling, research and warranty expenses described above.

Interest expenses for the quarter ended September 30, 1998 were $200,272, down 31% from $291,851for the quarter ended September 30, 1997. Decreased interest costs were due to reduced work in process and a lower level of outstanding receivables which the Company carried during the quarter.

Net consolidated income for the quarter ended September 30, 1998 was $174,828, up 5% from $165,845 for the quarter ended September 30, 1998. Net profits for the quarter one year ago consisted of income from operations of $88,845 and $77,000 from a gain on sale of the Argentine facility during the quarter. Basic earnings per share was $0.07 for the first quarter in fiscal 1999 compared to $0.08 for the first quarter in fiscal 1998. There were 2,425,000 weighted average common shares outstanding during the first quarter in fiscal 1999, compared to 2,125,000 weighted average common shares outstanding in the first quarter 1998.

Liquidity and Capital Resources

Atlas believes it has sufficient capital to meet short and long term funding needs. Management expects financing facilities currently in place, along with anticipated continued cash available from operations, will be sufficient for general operations and any required current year asset purchases.

During the fiscal year ended June 30, 1998, Atlas entered into a new debt financing agreement with First of Chicago NBD. The bank consolidated all of Atlas' long and short term debts, bundling the various notes and lines of credit into one new two year committed line of credit, with increased maximum debt usage of $14,500,000 based on collateral of the company's receivables, work-in-process inventories, and other assets. Interest rates were reduced to the bank prime rate and a revised amortization of certain asset based debt to quarterly payments of $62,500 reduced the overall annual principal payment requirements, improving the current ratio and working capital.

Atlas also entered into an agreement with First of Chicago NBD to fund the construction of the new building and equipment through the sale of $4,500,000 in tax exempt Industrial Revenue Bonds (IRB). The proceeds, most of which have been spent as of the end of the first quarter of fiscal 1999, were used for the construction, furnishing and equipping of the new 59,000 sq. ft. manufacturing building and the purchase of a new manufacturing resource planning system for Atlas. Unused funds have been invested and earn interest until spent. The bonds are state and federal tax exempt and, consequently, the floating rate of interest is significantly reduced compared to conventional construction or real estate financing. IRB terms are as follows for each fiscal year:

1991--2001 $400,000 annual principal payments plus quarterly interest payments. 2001--1012 $300,000 annual principal payments plus quarterly interest payments.

At September 30, 1998, Atlas had financed (a) debt of $6,536,065 under the line of credit, and $4,500,000 under the Industrial Revenue Bond, payable over 15 years, (b) deferred executive compensation of $1,436,382 scheduled to be paid over four equal annual installments commencing July 1999, (c) $560,000 due to Atlas executives and held in escrow awaiting the IRS audit results, and (d) other debt of $154,240. This compares to total combined long term debt financing and line of credit current and long term balances of $13,186,687 as of June 30, 1998.

The Company believes that, as a result of the current loan facility, its short-term credit availability is adequate to support its business operation at current and near-term anticipated sales levels.

Working  capital at September 30, 1998 was  $9,934,743 and the current ratio was
3.0 to 1, compared to $9,801,888 and 2.8 to 1, respectively, for the Company at June 30, 1998.

Year 2000 Compliance

The Company is installing an "enterprise resource planning" system at Atlas, which includes computer systems for its internal accounting and reporting activities and its manufacturing operations and processes which are "Year 2000 compliant" (which means that such computer systems and other information technology will accurately process date/time data regardless of whether the date is in the twentieth or twenty-first century). The acquisition and installation of the system are expected to cost approximately $340,000, of which approximately $210,000 was expensed by September 30, 1998. Because the system is being implemented as an overall upgrade to Atlas's operations and not specifically to address Year 2000 compliance concerns, management has not estimated the portion of the cost which may be allocable to Year 2000 compliance. Management has not yet assessed whether or not the failure of Atlas's internal information technology to be Year 2000 compliant would have a material adverse effect upon the Company's financial position, liquidity or results of operations although it is confident that installation and operation of the new system will be accomplished in advance of December 31, 1999.

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

Forward-Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward- looking statements include, among others, the following: competitive pressures in the industry in which the Company is engaged; an unfavorable outcome of the IRS audit currently underway; adverse changes in the Company's banking loan requirements; major fluctuations in the strength of the U.S. dollar versus international currencies; Year 2000 compliance; and general economic conditions. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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


                         PRODUCTIVITY TECHNOLOGIES CORP.


Date:    November 20, 1998                By:  /s/  Samuel N. Seidman
                                          ---------------------------
                                          Samuel N. Seidman, President



Date:    November 20, 1998                By:  /s/  Jesse Levine
                                          ----------------------
                                          Jesse Levine, Chief Financial Officer