Form 10-Q
period 1998-12-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1999-02-12
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the quarterly period ended: December 31, 1998

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________  to  ___________________


                         Commission file number 0-24242

                         PRODUCTIVITY TECHNOLOGIES CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                         13-3764753
--------------------------------       ----------------------------------
(State or Other Jurisdiction          (I.R.S. Employer Identification No.)
of Incorporation or Organization)

509 Madison Avenue, New York, New York                         10022
---------------------------------------                      ---------
(Address of Principal Offices)                               (Zip Code)

Registrant's Telephone Number, Including Area Code    (212) 843-1480
                                                   ----------------------

                                 Not Applicable
------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 1999: 2,425,000 shares, $ .001 par value common stock.

                                TABLE OF CONTENTS

                                                                        Page

Part I.  Financial Information for
         Productivity Technologies Corp. ("PTC" or "Company") and
         Subsidiary Atlas Technologies, Inc. ("Atlas")

Item 1.  Interim Financial Statements                                     3

         Consolidated Balance Sheets                                      4-5

         Consolidated Statements of Operations                             6

         Consolidated Statement of Stockholders' Equity                    7

         Consolidated Statements of Cash Flows                             8

         Notes to Financial Statements                                     9-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11-13


Part II. Other Information

Item 3.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  14

PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARY

PART I:  FINANCIAL INFORMATION


ITEM 1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instruction to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operation results for the six months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

The aforementioned consolidated financial statements should be read in conjunction with the Productivity Technologies Corp. Annual Report on Form 10-K for the fiscal year ended June 30, 1998. Information provided therein includes the consolidated audited financial statements, including footnotes for the year ended June 30, 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets (Unaudited)

                                                   December 31,     June 30,
                                                       1998            1998
                                                       ----            ----
Assets

Current assets
    Cash and cash equivalents                        $280,031       $2,172,457
    Short-term investments and accrued interest       484,647          482,280
    Contracts receivable                            5,162,692        5,217,421
    Notes receivable                                        0           86,415
    Costs and estimated earnings in excess of
     billings on uncompleted contracts              7,482,613        5,435,957
    Inventories                                       730,804          628,481
    Prepaid expenses and other                        199,943          773,522
    Deferred income taxes                             846,239          475,000
                                                    ---------        ---------
Total current assets                               15,186,969       15,271,533
                                                   ----------       ----------

Property and equipment
    Land                                             $591,514         $591,514
    Buildings and improvements                      4,856,753        4,854,799
    Machinery and equipment                         3,732,311        3,676,415
    Transportation equipment                           31,500           31,500
                                                    ---------         --------
        Total fixed assets                          9,212,078        9,154,228

        Less accumulated depreciation               1,128,397          865,473
                                                   ----------        ---------

Net property and equipment                          8,083,681        8,288,755
                                                   ----------        ---------

Other assets
    Goodwill, net of accumulated amortization
     of $289,041 and $237,562                       2,578,911        2,587,164
    Other assets                                      609,833          661,936
                                                   ----------        ---------
Total other assets                                  3,188,744        3,249,100
                                                   ----------        ---------
Total assets                                      $26,459,394      $26,809,388
                                                  ===========      ===========


See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets (Unaudited)           December 31,       June 30,
                                                      1998             1998
                                                  ------------       ---------
Liabilities and stockholders' equity

Current liabilities
    Accounts payable                               $1,707,001       $1,970,769
    Accrued expenses
       Executive bonus agreement                            0          810,000
       Commissions payable                            685,000          482,512
       Payroll and related withholdings               225,508          240,329
       Other                                          320,354          770,096
    Billings in excess of costs and estimated
       earnings on uncompleted contracts              333,494          580,262
    Current maturities of long term debt              769,034          615,677
                                                   ----------        ---------
Total current liabilities                          $4,040,391       $5,469,645

Executive deferred compensation                     1,436,383        1,436,383
Long-term debt less current maturities             12,220,852       11,254,127
                                                  -----------       ----------
Total liabilities                                  17,697,626       18,160,155
                                                  -----------       ----------

Stockholders' equity
    Preferred Stock, $.001 par value, 1,000,000
     shares authorized; none outstanding
    Common Stock, .$001 par value, 20,000,000
     shares authorized; 2,425,000 and 2,125,000
     shares outstanding                                2,425             2,125
    Common Stock to be issued                              0           695,520
    Additional paid-in capital                     9,872,708         9,177,488
    Retained Earnings (deficit)                   (1,113,365)       (1,225,900)
                                                  -----------       -----------
Total stockholders' equity                         8,761,768         8,649,233
                                                  -----------       -----------
Total liabilities and stockholders' equity       $26,459,394       $26,809,388
                                                 ============      ===========



See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statements of Operations ( Unaudited)

                                                                    Second Quarter Ended          Six Months Ended
                                                               December 31,       December 31,    December 31         December 31,
                                                                  1998                1997           1998                 1997
                                                               ------------       -----------      ----------         ------------
Net sales                                                       $7,849,570        $11,336,341     $16,000,252         $20,688,827
Cost of sales                                                    5,949,804          7,873,789      11,622,554          14,508,869
                                                               ------------       -----------      ----------         ------------
Gross profit                                                     1,899,766          3,462,552       4,377,698           6,179,958
Selling, general and administrative expenses                     1,872,253          2,268,355       3,904,677           4,280,843
Officers' bonuses                                                        0            404,758               0             659,824
                                                               ------------       -----------      ----------         ------------
Income (loss) from operations                                       27,513            789,439         473,021           1,239,291
                                                               ------------       -----------      ----------         ------------

Other income ( expenses)
    Interest income                                                 27,622             36,954          39,426              62,452
    Interest expense                                              (201,019)          (282,335)       (386,699)           (574,186)
    Miscellaneous                                                   29,660             52,175          32,448             145,020
                                                               ------------       -----------      ----------         ------------
Total other expenses                                              (143,737)          (193,206)       (314,825)           (366,714)
                                                               ------------       -----------      ----------         ------------
Income before income taxes                                        (116,224)           596,233         158,196             872,577
Income taxes                                                       (39,339)           172,000          45,661             282,500
                                                               ------------       -----------      ----------         ------------
Net income                                                        $(76,885)          $424,233        $112,535            $590,077
                                                                  =========           ========       ========            ========
Net income per share of  Common Stock                               $(0.03)              $0.20          $0.05               $0.28
                                                                    =======              =====          =====               =====
Weighted average number of
    common shares outstanding                                     2,425,000          2,125,000      2,425,000           2,125,000


See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statement of Stockholders' Equity (Unaudited)

                                                                        Common     Additional                         Total
                                         Common Stock                 Stock to be    Paid-In                       Stockholders'
                                      Shares         Amount             Issued       Capital        Deficit           Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance July 1, 1998                 2,125,000         $2,125           $695,520     $9,177,488   ($1,225,900)       $8,649,233

Common Stock issued                    300,000           $300          ($695,520)      $695,220

Net income (unaudited)               _________         ______           ________     __________      $112,535          $112,535


Balance as of
December 31, 1998                    2,425,000         $2,425                 $0     $9,872,708    ($1,113,365)      $8,761,768
                                    ==========        =======                ===     ==========    ===========       ==========




See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statement of Cash Flows  (Unaudited)
                                                      Second Quarter Ended
                                                      December 31,  December 31,
                                                          1998         1997
                                                          ----         ----
Cash flows from operating activities
    Net income                                           $112,535   $590,077
    Adjustments to reconcile net income to net cash
    Provided by (used in ) operating activities:
         Depreciation                                     262,924    243,867
         Amortization                                       8,253     59,980
         Deferred income tax                             (371,239)     5,382
    Changes in operating assets and liabilities:
         Contract receivables                              54,729 (4,954,446)
         Inventories, prepaid expenses and other          471,256    651,520
         Costs and estimated earnings in excess of
            billings on uncompleted contracts          (2,293,424) 3,703,657
         Accounts payable, accrued expenses and other  (1,335,843)  (323,933)
                                                       ----------   --------
Net cash provided by (used in) operating activities   ($3,090,809)  ($23,896)
                                                      ============ ==========

Cash flows from investing activities
    Collection of notes receivable                        $86,415   $160,631
    Maturity of US securities in deposited trust fund      (2,367)  (564,052)
    Expenditures for property and equipment               (57,850)   326,036
    Increase in notes receivable                           52,103   (305,737)
                                                      ------------  ---------
Net cash provided by (used in) investing activities       $78,301   ($383,122)
                                                      ===========  ==========
Cash flows from financing activities
    (Payments) or borrowings on long-term debt            966,725      (1,924)
    Proceeds from additional long-term debt               153,357    (385,459)
                                                      -----------   ---------
Net cash provided by (used in) financing activities    $1,120,082   $(387,383)
                                                      ===========  ==========

Net increase (decrease) in cash and cash equivalents   (1,892,426)  $(794,401)
Cash and cash equivalents at the beginning of the
   period                                               2,172,457     843,709
                                                      -----------   ---------

Cash and cash equivalents at the end of the period       $280,031     $49,308
                                                         ========     =======

Supplemental cash flow Information
    Cash paid during the period for interest             $201,019    $574,186

See accompanying notes to financial statements.

Notes to Financial Statements (Unaudited)

1.       Basis of Presentation

The accompanying unaudited financial statements for the second quarter ended December 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at June 30, 1998 has been derived from the audited consolidated financial statements at that date. Operating results for the second quarter ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the period ended June 30, 1998.


2.       Summary of Significant Accounting Policies

History of the Company and Basis of Presentation

The Company was incorporated in June 1993 under the name Production Systems Acquisition Corporation with the objective of acquiring an operating business engaged in the production systems industry. The Company originally selected March 31 as its fiscal year-end. The Company completed an initial public offering ("Offering") of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1996, the Company changed its name to Productivity Technologies Corp. ("PTC" or the "Company"), and acquired, through a merger, Atlas Technologies, Inc. ("Atlas") as a wholly owned subsidiary.

The accompanying financial statements presented for the second quarter ended December 31, 1998 include the consolidated accounts of PTC and Atlas. All significant inter-company accounts and transactions have been eliminated upon consolidation.

Nature of Business

Atlas, PTC's sole operating subsidiary, is a leading supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and appliance metal stamping operations. Atlas operates two manufacturing plants in Fenton, Michigan and has sales and engineering offices in the United States, Europe and China.

Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and large construction equipment. Sales to automotive related customers have accounted for the majority of sales during the past two years.

Revenue and Cost Recognition

Contract revenues from fixed price contracts, and the related contract costs, are recognized using the percentage-of-completion method. The percentage-of-completion method measures the percentage of contract costs incurred to date and compares these costs to the total estimated costs for each contract. The Company estimates the status of individual contracts when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job condition, estimated profitability, and final contract settlement may result in revisions to costs and income, and are recognized in the period that the revisions are determined.

Revenues from time-and-material contracts are recognized currently as the work is performed.

Net Income Per Common Share

Net income per common share for the second quarter ended December 31, 1998 has been computed based on the weighted average number of 2,425,000 common and diluted common equivalent shares outstanding. In September 1998, 300,000 shares were issued as partial consideration for the restructuring of the Atlas executive bonus program. The issuance of the 300,000 shares was effective as of June 1998. The bonus restructuring agreement is described in detail in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


3.       Commitments

Atlas is a party to employment agreements with its principal executive officer, which expires on December 31, 2001. Annual compensation under the agreement is $198,588, subject to cost of living increases after December 31, 1998. The employment agreement also provides that the executive, regardless of future employment, will receive four annual payments of $207,571 commencing July 30, 1999. The executive also received 150,000 shares of restricted common stock of the Company, which were issued effective as of June 1998. The following items related to the employment agreement, and a similar agreement with a former executive which expired on December 31, 1998, are included in the accompanying financial statements as of and for the year ended June 30, 1998:

Balance Sheet
Executive Deferred Compensation Agreement         $1,436,383
Common stock issued (.001 par value)                     300
Paid in capital                                      696,320
------------------------------------------------------------
Statement of Operations
Bonus restructuring expense                       $2,131,903
------------------------------------------------------------

4.       Contingencies

Atlas was undergoing an Internal Revenue Service audit for the fiscal year ended June 30, 1995. The main area of review related to a research and experimentation tax credit Atlas had calculated and filed for over the past six years. Atlas had applied $459,000 of credit towards Federal taxes due for the fiscal periods ended June 1997, June 1996 and June 1995, and had a carry forward of $23,000 expected to be used as a reduction in future tax payments. Atlas' management and Atlas' accountants believed this issue was a matter of interpretation of the research and experimentation regulations. The Company is indemnified up to $560,000 in excess of the first $189,000 (subject to certain exclusions and limitations), from the former principal stockholders of Atlas for amounts it may be required to pay as a result of the audit.

Atlas recently requested the audit findings be moved to an Internal Revenue Service appeals officer for review. After review of the documentation justifying the research and experimentation credits for the prior fiscal years ended June 30, 1995, 1994, 1993, 1992, 1991 and 1990, a settlement offer was tendered and accepted in January 1999. The settlement resulted in the qualifying of $778,815 and the disqualification of $85,185 of Federal tax credit carry forwards out of the total amount previously claimed of approximately $864,000. Atlas management believes this negotiation settlement does not set a precedent for future research and experimentation credits. Atlas management expects Atlas will continue to review its research activity and apply for future credits accordingly, including potential increased adjustments, which Atlas may be entitled to for the fiscal years ended June 1997 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unaudited sales revenues for the quarter ended December 31, 1998 were $7,849,570, down 31% from record sales volume of $11,336,341 for the quarter ended December 31, 1997. Sales revenues for the six months ended December 31, 1998 were $16,000,252, down 23% from six months ended December 31, 1997 revenues of $20,688,827. The decrease reflects lower order closings and delays related to certain key projects during the first half of the year. The order backlog as of December 31, 1998 was $12.0 million, down 34% from the June 30, 1998 backlog of $18.2 million. The decline in backlog was due to slower closings of new orders.

Costs of sales for the quarter ended December 31, 1998 were $5,949,804, down 24% from $7,873,789 for the quarter ended December 31, 1997. For the six months ended December 31, 1998 cost of sales were $11,622,554, down 20% from December 31, 1997 costs of $14,508,869. The decrease in cost of sales from a year ago was due to lower quarterly revenues versus that of the prior year. Cost of products sold as a percent of revenues increased to 76% of revenues during the quarter compared to 69% of revenues during the quarter ended December 31, 1997, and for the six months ended 73% compared to 70%, respectively. The increase in cost of sales as a percent of revenues was primarily due to the under-absorption of fixed factory overhead for this quarter relative to the quarter one year ago.

Gross profit for the quarter ended December 31, 1998 was $1,899,766, a 45% decrease compared to $3,462,552 for the quarter ended December 31, 1997 and for the six months ended December 31, 1998 was $4,377,698, a 29% decrease compared to $6,179,958 for December 31, 1997. While some areas of cost reduction were being implemented, lower sales volumes, and increased research and development costs and warranty expenses adversely affected gross profit. The Company's gross profit margin decreased 3% relative to the gross profit margin one year ago for the reasons cited in the paragraph above in connection with the increase in cost of sales as a percent of revenues.

Consolidated selling, general and administrative (SG&A) expenses for the quarter ended December 31, 1998 were $1,872,253, down 17% from the quarter ended December 31, 1997 of $2,268,355. For the six months ended December 31, 1998, SG&A expenses were $3,904,677, down 9% from December 31, 1997 costs of $4,280,843. In the six month period ending December 31, 1997, Atlas incurred approximately $260,000 in expenses comprised of legal defense fees in connection with a lawsuit and relocation expenses related to the opening of and moving to a new manufacturing facility. Lawsuit defense and relocation expenses were not incurred in the second quarter ended December 31, 1998. Sales expense increased approximately $105,000 mainly due to increased commissions and royalties.

There were no officer bonuses during the quarter ended December 31, 1998, compared to $404,758, from the quarter ended December 31, 1997. For the six months ended December 31, 1998 there were no officer bonuses, compared to six months ended December 31, 1997 officer bonuses of $659,824. Officer bonuses were eliminated as part of the bonus restructuring plan detailed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Consolidated operating income (net income before interest and income taxes) for the quarter ended December 31, 1998 were $27,513, down from the quarter ended a year ago of $789,438. For the six months ended December 31, 1998, operating income was $473,021 compared to December 31, 1997 operating income of $1,239,290 As adjusted for the elimination of officer bonuses, operating earnings during the period were approximately 75% lower than the previous year. The decrease resulted from slower than expected sales combined with the increased selling, research and warranty expenses described above.

Interest expenses for the quarter ended December 31, 1998 were $201,019, down 29% from $282,335 for the quarter ended December 31, 1997. For the six months ended December 31, 1998 interest expenses were $386,699, down 33% from $574,186 for the period ended December 31, 1997. Decreased interest costs were due to reduced work in process and a lower level of outstanding receivables, which the Company carried during these periods.

The Company's net consolidated loss for the quarter ended December 31, 1998 was $76,885, compared to net income of $424,233 for the quarter ended December 31, 1998. For the six months ended December 31, 1998, net consolidated earnings were $112,535, down 81% from $590,078 for the six-month period ended December 31, 1997. Net profits for the six months one year ago included $77,000 from a gain on sale of the Argentine facility during the first quarter. The second quarter fiscal 1999 loss per share of $0.03 compared to positive earnings per share of $0.20 for the second quarter in fiscal 1998. For the six months ended December 31, 1998 earnings per share were $0.05, down 81% from $0.28 for the six-month period ended December 31, 1997. There were 2,425,000 weighted average common shares outstanding during the quarter and the six months ended December 31,1998, compared to 2,125,000 weighted average common shares outstanding during the quarter and the six months ended at December 31, 1997.

Liquidity and Capital Resources

Atlas believes it has sufficient capital to meet short and long term funding needs. Management expects financing facilities currently in place, along with anticipated continued cash available from operations, will be sufficient for general operations and any required current year asset purchases.

During the fiscal year ended June 30, 1998, Atlas entered into a new debt financing agreement with First of Chicago NBD. The bank consolidated all of Atlas' long and short term debts, bundling the various notes and lines of credit into one new three year committed line of credit, with increased maximum debt usage of $16,000,000 based on collateral of the company's receivables, work-in-process inventories, and other assets. Interest rates were reduced to 1/4 below bank's prime rate.

First of Chicago NBD has also funded the construction of the new building and equipment through the sale of $4,500,000 in tax exempt Industrial Revenue Bonds
(IRB). Except for approximately $280,000 reserved for capital expenditures over the next 12 months, all of the proceeds were spent as of December 31, 1998, and were used for the construction, furnishing and equipping of the new 59,000 sq. ft. manufacturing building and the purchase of a new manufacturing resource planning system for Atlas. Unused funds have been invested and earn interest until spent. The bonds are state and federal tax exempt and, consequently, the floating rate of interest is significantly reduced compared to conventional construction or real estate financing. IRB terms are as follows for each fiscal year:

1991--2001 $400,000 annual principal payments plus quarterly interest payments. 2001--2012 $300,000 annual principal payments plus quarterly interest payments.

At December 31, 1998, Atlas had financed (a) debt of $8,188,765 under the line of credit, and $4,100,000 under the Industrial Revenue Bond, payable over 15 years, (b) deferred executive compensation of $1,436,382 scheduled to be paid over four equal annual installments commencing July 1999, (c) $560,000 due to Atlas executives and held as a corresponding current asset on the books of Atlas in escrow awaiting written confirmation of the IRS audit results, and (d) other debt of $141,122. Long term debt financing and line of credit current and long-term balances totaled $14,426,269 as of December 31, 1998, compared to $13,306,187 at June 30, 1998

The Company believes that, as a result of the current loan facility, its short-term credit availability is adequate to support its business operation at current and near-term anticipated sales levels.

Working capital at December 31, 1998 was $11,146,578 and the current ratio was
3.8 to 1, compared to $9,801,888 and 2.8 to 1, respectively, for the Company at June 30, 1998.

Year 2000 Compliance

The Company is installing an "enterprise resource planning" system at Atlas, which includes computer systems for its internal accounting and reporting activities and its manufacturing operations and processes which are "Year 2000 compliant" (which means that such computer systems and other information technology will accurately process date/time data regardless of whether the date is in the twentieth or twenty-first century). The acquisition and installation of the system are expected to cost approximately $340,000, of which approximately $240,000 was expensed as of December 31, 1998. Because the system is being implemented as an overall upgrade to Atlas's operations and not specifically to address Year 2000 compliance concerns, management has not estimated the portion of the cost, which may be allocable to Year 2000 compliance. Atlas management has not yet assessed whether or not the failure of Atlas's internal information technology to be Year 2000 compliant would have a material adverse effect upon the Company's financial position, liquidity or results of operations although it believes that installation and operation of the new system will be accomplished in advance of December 31, 1999.

The Company is also assessing its vendors, customers, utilities, banks and others with whom it does business to determine if their failure to be Year 2000 compliant would have a material adverse effect upon the Company or its financial position, liquidity or results of operations. To date, nothing has come to the attention of management that leads it to conclude that the likelihood of such adverse effect reasonably exists. The Company and Atlas's operations utilize relatively little electronic data interchange with vendors, customers and other third parties. However, to the extent that such third parties, particularly utilities and banks, may not be Year 2000 compliant, the Company and Atlas may be adversely effected, although the magnitude of such effect cannot be estimated. The cost to the Company of making its third-party Year 2000 compliance assessment is not expected to be material.

Certain Atlas products contain processors, which address and utilize date/time data. Management believes that such processors incorporated in equipment sold within the past five years are virtually all Year 2000 compliant. However, it is not able to determine the compliance status of processors used in equipment sold in earlier periods with any reasonable degree of certainty. Although such equipment is beyond the warranty periods applicable to Atlas's products, it is possible that customers who purchased equipment from Atlas which is not Year 2000 compliant may nevertheless assert claims against Atlas to correct the compliance deficiencies or for resulting damages. While management believes that Atlas would not be legally responsible to such persons, based on the terms of its purchase orders and warranties, there can be no assurance that this position would prevail if challenged. Management is unable to estimate the potential cost that the Company might incur if such claims are made and successfully sustained or whether or not such cost would have a material adverse effect upon its financial position, liquidity or results of operations.

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

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

        A.   Exhibits

             27  Financial Data Schedule (filed electronically only).

        B.   Reports on Form 8-K -- None




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PRODUCTIVITY TECHNOLOGIES CORP.


Date:    February 12, 1999          By:  /s/  Samuel N. Seidman
                                    ---------------------------
                                    Samuel N. Seidman, President



Date:    February 12, 1999          By:  /s/  Jesse Levine
                                    ----------------------
                                    Jesse Levine, Chief Financial Officer