Form 10-Q
period 1999-03-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1999-05-18
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________.

                         Commission file number 0-24242

                         PRODUCTIVITY TECHNOLOGIES CORP.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        13-3764753
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

509 Madison Avenue, New York, New York                        10022
  (Address of                                               (Zip Code)
Principal Offices)

Registrant's Telephone Number, Including Area Code   (212) 843-1480

                                 Not Applicable
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

     Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes ____  No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1999: 2,475,000 shares, $ .001 par value common stock.

                                TABLE OF CONTENTS


                                                                          Page

Part I. Financial Information for Productivity Technologies Corp. ("PTC" or "Company") and Subsidiary Atlas
         Technologies, Inc. ("Atlas")

Item 1.  Interim Financial Statements.......................................3

         Consolidated Balance Sheets........................................4

         Consolidated Statements of Operations..............................6

         Consolidated Statement of Stockholders' Equity.....................7

         Consolidated Statements of Cash Flows..............................8

         Notes to Financial Statements......................................9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................11


Part II. Other Information

Item 3.  Exhibits and Reports on Form 8-K..................................15

Signatures.................................................................15

PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARY

PART I: FINANCIAL INFORMATION


ITEM 1. INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instruction to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operation results for the nine months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

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

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets ( Unaudited)

                                                                   March 31,    June 30,
                                                                     1999         1998
                                                                  ----------   -----------
Assets

Current assets
    Cash and cash equivalents                                       $184,014    $2,172,457
    Short-term investments and accrued interest                    1,024,658       482,280
    Contracts receivable                                           6,049,901     5,217,421
    Notes receivable                                                       0        86,415
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                       7,345,382     5,435,957
    Inventories                                                    1,048,203       628,481
    Prepaid expenses and other                                       126,717       773,522
    Deferred income taxes                                            846,239       475,000
                                                                  ----------   -----------

Total current assets                                              16,625,114    15,271,533
                                                                  ----------   -----------



Property and equipment

    Land                                                            $591,514      $591,514
    Buildings and improvements                                     4,854,798     4,854,799
    Machinery and equipment                                        3,827,030     3,676,415
    Transportation equipment                                          31,500        31,500
                                                                  ----------   -----------
        Total fixed assets                                         9,304,842     9,154,228
        Less accumulated depreciation                              1,279,549       865,473
                                                                  ----------   -----------


Net property and equipment                                         8,025,293     8,288,755
                                                                  ----------   -----------



Other assets

    Goodwill, net of accumulated amortization  of $289,041 and
    $237,562                                                       2,547,886     2,587,164
    Other assets                                                     550,935       661,936
                                                                  ----------   -----------

Total other assets                                                 3,098,821     3,249,100
                                                                  ----------   -----------
Total assets                                                     $27,749,228   $26,809,388
                                                                  ==========   ===========



See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary

                                                                            March 31,        June 30,
                                                                              1999             1998
                                                                            ----------      ----------
Liabilities and stockholders' equity

Current liabilities

    Accounts payable                                                        $2,348,850      $1,970,769
    Accrued expenses
       Executive bonus agreement                                                     0         810,000
       Commissions payable                                                     729,057         482,512
       Payroll and related withholdings                                        153,901         240,329
       Other                                                                   749,004         770,096
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                                       587,011         580,262
    Current maturities of long term debt                                       769,034         615,677
                                                                            ----------      ----------
Total current liabilities                                                   $5,336.857      $5,469,645


Executive deferred compensation                                              1,436,383       1,436,383

Long-term debt less current maturities                                      12,068,080      11,254,127
                                                                            ----------      ----------

Total liabilities                                                           18,841,320      18,160,155
                                                                            ----------      ----------

Stockholders' equity

    Preferred Stock, $.001 par value, 1,000,000 shares authorized; none outstanding

    Common Stock, .$001 par value, 20,000,000
    shares authorized; 2,425,000 and 2,125,000 shares
    outstanding                                                                  2,425           2,125

    Common Stock to be issued                                                        0         695,520
    Additional paid-in capital                                               9,872,708       9,177,488
    Retained Earnings (deficit)                                               (967,225)     (1,225,900)
                                                                            ----------      ----------
Total stockholders' equity                                                   8,907,908       8,649,233
                                                                            ----------      ----------


Total liabilities and stockholders' equity                                 $27,749,228     $26,809,388
                                                                           ===========     ===========



See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary

Consolidated Statements of Operations (Unaudited)



                                                                     Third Quarter Ended                     Nine Months Ended
                                                                 ----------------------------        -------------------------------
                                                                  March 31,         March 31,          March 31,           March 31,
                                                                   1999               1998               1999                1998
                                                                 ---------          ---------          ---------          ---------
Net sales                                                       $8,193,888         $9.097,216        $24,194,140        $29,786,043

Cost of sales                                                    5,988,940          7,006,476         17,611,494         21,515,345
                                                                 ---------          ---------         ----------         ----------
Gross profit                                                     2,204,948          2,090,740          6,582,646          8,270,698

Selling, general and administrative expenses                     1,773,725          2,324,258          5,678,402          6,605,101

Officers' bonuses                                                        0           (201,380)                 0            458,445
                                                                 ---------          ---------         ----------         ----------
Income (loss) from operations                                      431,223            (32,138)           904,244          1,207,152
                                                                 ---------          ---------         ----------         ----------

Other income (expenses)

    Interest income                                                  5,621             28,641             45,047             91,093
    Interest expense                                              (233,815)          (251,763)          (620,514)          (825,949)
    Miscellaneous                                                  (10,050)           (26,856)            22,398            118,165
                                                                 ---------          ---------         ----------         ----------
Total other expenses                                              (238,244)          (249,978)          (553,069)          (616,691)
                                                                 ---------          ---------         ----------         ----------

Income before income taxes                                         192,979           (282,116)           351,175            590,461

Income taxes                                                        46,838            (81,500)            92,500            201,000
                                                                 ---------          ---------         ----------         ----------

Net income                                                        $146,140          ($200,616)          $258,675           $389,461
                                                                 =========          =========         ==========         ==========

Net income per share of Common Stock                                 $0.06             ($0.09)             $0.11              $0.18
                                                                 =========          =========         ==========         ==========

Weighted average number of
    common shares outstanding                                    2,425,000          2,125,000          2,425,000          2,125,000



See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary

   Consolidated Statement of Stockholders' Equity (Unaudited)

                                                  Common  Stock             Common         Additional                     Total
                                               ---------------------       Stock to be       Paid-In                   Stockholders'
                                               Shares          Amount        Issued          Capital       Deficit        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance July 1, 1998                          2,125,000         $2,125       $695,520      $9,177,488    ($1,225,900)     $8,649,233

Common Stock issued                             300,000           $300      ($695,520)       $695,220

Net income (unaudited)                                                                                       258,675        $258,675
                                              ---------         ------       --------      ----------    -----------      ----------
Balance as of March 31, 1999                  2,425,000         $2,425             $0      $9,872,708      ($967,225)     $8,907,908
                                              =========         ======       ========      ==========    ===========      ==========



See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
  Consolidated Statement of Cash Flows  (Unaudited)



                                                                                                         Third Quarter Ended
                                                                                                ------------------------------------
                                                                                                  March 31,              March 31,
                                                                                                   1999                    1998
                                                                                                 -----------            ------------
Cash flows from operating activities

    Net income                                                                                      $258,675               $389,461
    Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
         Depreciation                                                                                414,076                386,781
         Amortization                                                                                 39,278                 89,969
         Deferred income tax                                                                        (371,239)                 5,382
    Changes in operating assets and liabilities:
         Contract receivables                                                                       (832,480)             1,309,494
         Inventories, prepaid expenses and other                                                     227,083                521,441
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                                                     (1,902,676)             3,496,925
         Accounts payable, accrued expenses and other                                               (292,894)            (1,675,360)
                                                                                                 -----------            ------------
Net cash provided by (used in) operating activities                                              ($2,460,177)            $4,524,093
                                                                                                 ===========            ===========

Cash flows from investing activities

    Collection of notes receivable                                                                   $86,415               $160,631
    Maturity of US securities in deposited trust fund                                               (542,378)            (1,732,272)
    Expenditures for property and equipment                                                         (150,614)                78,610
    Increase in notes receivable                                                                     111,001                152,598
                                                                                                 -----------            ------------
Net cash provided by (used in) investing activities                                                ($495,576)           ($1,340,433)
                                                                                                 ===========            ===========

Cash flows from financing activities

    (Payments) or borrowings on long-term debt                                                       813,953             (3,149,944)
    Proceeds from additional long-term debt                                                          153,357                 (1,924)
                                                                                                 -----------            ------------
Net cash provided by (used in) financing activities                                                 $967,310            $(3,151,868)
                                                                                                 ===========            ===========

Net increase (decrease) in cash and cash equivalents                                              (1,988,443)               $31,792

Cash and cash equivalents at the beginning of the period                                           2,172,457                843,709
                                                                                                 -----------            ------------

Cash and cash equivalents at the end of the period                                                  $184,014               $875,501
                                                                                                 ===========            ===========
Supplemental cash flow Information
    Cash paid during the period for interest                                                        $620,514               $825,949

See accompanying notes to financial statements.

Notes to Financial Statements (Unaudited)

1.   Basis of Presentation

The accompanying unaudited financial statements for the third quarter ended March 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at June 30, 1998 has been derived from the audited consolidated financial statements at that date. Operating results for the third quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the period ended June 30, 1998.


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

The accompanying financial statements presented for the third quarter ended March 31, 1999 include the consolidated accounts of PTC and Atlas. All significant inter-company accounts and transactions have been eliminated upon consolidation.

Nature of Business

Atlas, PTC's sole operating subsidiary, is a leading supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and appliance metal stamping operations. Atlas operates two manufacturing plants in Fenton, Michigan and has sales and engineering offices in the United States, Europe and China.

Sales of products have principally been to automobile and automotive parts manufacturers. Other customers include manufacturers of appliances, garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and large construction equipment. Sales to automotive related customers have accounted for the majority of sales during the past two years.

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

Net Income Per Common Share

Net income per common share for the third quarter ended March 31, 1999 has been computed based on the weighted average number of 2,425,000 common and diluted common equivalent shares outstanding. In September 1998, 300,000 shares were issued as partial consideration for the restructuring of the Atlas executive bonus program. The issuance of the 300,000 shares was effective as of June 1998. The bonus restructuring agreement is described in detail in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

3.   Commitments

Atlas is a party to employment agreements with its principal executive officer, which expires on March 31, 2001. Annual compensation under the agreement is $203,776, subject to cost of living increases after December 31, 1999. The employment agreement also provides that the executive, regardless of future employment, will receive four annual payments of $207,571 commencing July 30, 1999. The executive also received 150,000 shares of restricted common stock of the Company, which were issued effective as of June 1998. The following items related to the employment agreement, and a similar agreement with a former executive which expired on December 31, 1998, are included in the accompanying financial statements as of and for the year ended June 30, 1998:

Balance Sheet
Executive Deferred Compensation Agreement                         $1,436,383
Common stock issued (.001 par value)                                     300
Paid in capital                                                      696,320

Statement of Operations
Bonus restructuring expense                                       $2,131,903

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended March 31, 1999 were $8,193,888, down 10% from $9,097,216 for the quarter ended March 31, 1998. Net sales for the nine months ended March 31, 1999 were $24,194,140, down 19% from nine months ended March 31, 1998 net sales of $29,786,043. These decreases reflect lower order closings and production delays related to certain key projects which began during the first half of the year and continued into the third fiscal quarter. The order backlog as of March 31, 1999 was $13.0 million, down 29% from the June 30, 1998 backlog of $18.2 million. The decline in backlog was due to slower closings of new orders.

Cost of sales for the quarter ended March 31, 1999 was $5,988,940, down 15% from $7,006,476 for the quarter ended March 31, 1998. For the nine months ended March 31, 1999, cost of sales was $17,611,494, down 18% from the cost of sales of $21,515,345 for the quarter ended March 31, 1998. Cost of sales declined versus one year ago due principally to lower net sales versus that of the comparable periods of the prior year. Cost of sales as a percent of net sales decreased to 73% of revenues during the quarter compared to 77% one year ago due to an improved product mix and reduction in new product design compared to the quarter ended March 31, 1998. For the nine months ended March 31, 1999, cost of sales as a percent of revenues was 73% compared to 72% for the nine months ended March 31, 1998.

Gross profit for the quarter ended March 31, 1999 was $2,204,948, a 5% increase compared to $2,090,740 for the quarter ended March 31, 1998. For the nine months ended March 31, 1999, gross profit was $6,582,646, a 20% decrease compared to $8,270,698 for the nine months ended March 31, 1998. The gross profit increase for the quarter versus one year ago derived from improved product mix and a reduction in new product design costs. The decline in gross profit for the nine months ended March 31, 1999 was due principally to a decline in net sales as well as increased research and development costs and warranty expenses versus the nine months period one year ago.

Consolidated selling, general and administrative (SG&A) expenses for the quarter ended March 31, 1999 were $1,773,725, down 24% from the quarter ended March 31, 1998 of $2,324,258. For the nine months ended March 31, 1999, SG&A expenses were $5,678,402, a 14% decline from SG&A expenses of $6,605,101 for the nine months ended March 31, 1998. SG&A expenses during the quarter ended March 31, 1999 declined versus a year ago as the Company began to implement a cost reduction program during the third quarter of fiscal 1999. During the first part of the nine month period ended March 31, 1998, the Company incurred approximately $780,000 in legal defense and settlement expenses with a lawsuit and relocation expenses related to the opening of and moving to a new manufacturing facility. Lawsuit defense and settlement costs and relocation expenses were not incurred in the nine months ended March 31, 1999. While overall SG&A expenses decreased during the nine months ended March 31, 1999, direct sales costs increased approximately $265,000 due principally to increased commissions and royalties.

There were no officers' bonuses during the quarter ended March 31, 1999, compared to a reversal of previously incurred officers' bonuses of $201,380 for the quarter ended March 31, 1998. For the nine months ended March 31, 1999, there were no officer bonuses, compared to officers' bonuses of $458,445 during the nine months ended March 31, 1998. Officer bonuses were eliminated effective as of the fourth quarter of fiscal 1998 as part of the bonus restructuring plan, as more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Income from operations for the quarter ended March 31, 1999 was $431,223, compared to a loss of $32,138 for the quarter ended a year ago as a result of the increased gross profit and reduced SG&A expenses described above. For the nine months ended March 31, 1999, income from operations was $904,244, which was 25% lower than income from operations of $1,207,152 reported for the nine months ended March 31, 1998. As adjusted for the elimination of officer bonuses, income from operations during the nine month period was approximately 66% lower than the previous year. The decrease resulted from slower than expected sales combined with the increases in direct sales, research, and warranty expenses described above.

Interest expense for the quarter ended March 31, 1999 was $233,815, down 7% from $251,763 for the quarter ended March 31, 1998. For the nine months ended March 31, 1999 interest expense was $620,514, down 25% from $825,949 for the nine month period ended March 31, 1998. Interest expense decreased as a result of reductions in the Company's borrowings under its line of credit due to a decline in the average volume of work in process and the levels of outstanding receivables during the three months and nine months ended March 31, 1999 versus the respective periods one year ago. In addition, the Company's bank lowered the interest rates it charged the Company during fiscal 1999.

The Company's net income for the quarter ended March 31, 1999 was $146,140, compared to net loss of $200,616 for the quarter ended March 31, 1998. For the nine months ended March 31, 1999, net income was $258,675, down 34% from $389,461 for the nine month period ended March 31, 1998. Net income for the nine months one year ago included a one-time $77,000 profit from the sale of the Company's Argentine, Michigan facility during the first quarter. The third quarter fiscal 1999 earnings per share of $0.06 compared to a loss per share of $0.09 for the third quarter of fiscal 1998. For the nine months ended March 31, 1999 earnings per share were $0.11, down approximately 39% from $0.18 per share earnings reported for the nine-month period ended March 31, 1998. There were 2,425,000 weighted average common shares outstanding during the quarter and the nine months ended March 31,1999, compared to 2,125,000 weighted average common shares outstanding during the quarter and the nine months ended at March 31, 1998.

Liquidity and Capital Resources

Management believes that the Company has sufficient capital and credit availability to meet short and long term funding needs. Management expects financing facilities currently in place, along with anticipated continued cash available from operations, will be sufficient for general operations and any required current year asset purchases.

During the fiscal year ended June 30, 1998, the Company entered into a new debt financing agreement with First of Chicago NBD. The bank consolidated all of the Company's long and short term debts, bundling the various notes and lines of credit into one new three year committed line of credit, with increased maximum debt usage of $16,000,000 based on collateral of the Company's receivables, work-in-process inventories, and other assets.
Interest rates were reduced to 0.25 percent below the bank's prime rate.

First of Chicago NBD also funded the construction of the new building and equipment through the sale of $4,500,000 in tax exempt Industrial Revenue Bonds. Except for approximately $280,000 reserved for capital expenditures over the next 12 months, all of the proceeds were spent as of March 31, 1999, and were used for the construction, furnishing and equipping of the new 59,000 square foot manufacturing building and the purchase of a new manufacturing resource planning system for the Company's Atlas subsidiary. The unused funds reserved for capital expenditures have been invested and earn interest until spent. The bonds are state and federal tax exempt and, consequently, the floating rate of interest is significantly reduced compared to conventional construction or real estate financing. The terms of the bonds are as follows for each fiscal year:

 1991--2001 $400,000 annual principal payments plus quarterly interest payments. 2001--2012 $300,000 annual principal payments plus quarterly interest payments.

At March 31, 1999, the Company had (a) debt of $8,152,665 under the line of credit and $4,100,000 under the Industrial Revenue Bonds, payable over 15 years,
(b) deferred executive compensation of $1,436,382 scheduled to be paid over four equal annual installments commencing July 1999, (c) $560,000 due to Atlas executives and held as a corresponding current asset on the books of the Company in escrow awaiting written confirmation of the IRS audit results, and (d) other debt of $24,450. Long term debt totaled $14,273,497 as of March 31, 1999, compared to $13,306,187 at June 30, 1998.

Working capital at March 31, 1999 was $11,288,257 and the current ratio (i.e., the ratio of current assets to current liabilities) was 3.1 to 1.0, compared to working capital of $9,801,888 and a current ratio of 2.8 to 1 for the Company at June 30, 1998.

Year 2000 Compliance

The  Company is  installing  an  "enterprise  resource  planning"  system at the
Company, which includes computer systems for its internal accounting and reporting activities and its manufacturing operations and processes which are "Year 2000 compliant" (which means that such computer systems and other information technology will accurately process date/time data regardless of whether the date is in the twentieth or twenty-first century). The acquisition and installation of the system are expected to cost approximately $340,000, of which approximately $270,000 was expensed as of March 31, 1999. Because the system is being implemented as an overall upgrade to the Company's operations and not specifically to address Year 2000 compliance concerns, management has not estimated the portion of the cost which may be allocable to Year 2000 compliance. The Company management has not yet assessed whether or not the failure of the Company's internal information technology to be Year 2000 compliant would have a material adverse effect upon the Company's financial position, liquidity or results of operations although it believes that installation and operation of the new system will be accomplished in advance of December 31, 1999.

The Company is also assessing its vendors, customers, utilities, banks and others with whom it does business to determine if their failure to be Year 2000 compliant would have a material adverse effect upon the Company or its financial position, liquidity or results of operations. To date, nothing has come to the attention of management that leads it to conclude that the likelihood of such adverse effect reasonably exists. The Company and the Company's operations utilize relatively little electronic data interchange with vendors, customers and other third parties. However, to the extent that such third parties, particularly utilities and banks, may not be Year 2000 compliant, the Company and the Company may be adversely effected, although the magnitude of such effect cannot be estimated. The cost to the Company of making its third-party Year 2000 compliance assessment is not expected to be material.

Certain Company products contain processors which address and utilize date/time data. Management believes that such processors incorporated in equipment sold within the past five years are virtually all Year 2000 compliant. However, it is not able to determine the compliance status of processors used in equipment sold in earlier periods with any reasonable degree of certainty. Although such equipment is beyond the warranty periods applicable to the Company's products, it is possible that customers who purchased equipment from the Company which is not Year 2000 compliant may nevertheless assert claims against the Company to correct the compliance deficiencies or for resulting damages. While management believes that the Company would not be legally responsible to such persons, based on the terms of its purchase orders and warranties, there can be no assurance that this position would prevail if challenged. Management is unable to estimate the potential cost that the Company might incur if such claims are made and successfully sustained or whether or not such cost would have a material adverse effect upon its financial position, liquidity or results of operations.

Forward-Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company or any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: competitive pressures in the industry in which the Company is engaged; adverse changes in the Company's banking loan requirements; major fluctuations in the strength of the U.S. dollar versus international currencies; the Company's inability to fully become Year 2000 compliant; any claims made against the Company for products delivered to its customers in prior years for not being Year 2000 compliant; and general economic conditions. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 3.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     27   Financial Data Schedule (filed electronically only).

B.   Reports on Form 8-K -- None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PRODUCTIVITY TECHNOLOGIES CORP.


Date:    May 17, 1999                   By:  /s/  Samuel N. Seidman
                                        ---------------------------------------
                                        Samuel N. Seidman, President



Date:    May 17, 1999                   By:  /s/  Jesse Levine
                                        ---------------------------------------
                                        Jesse Levine, Chief Financial Officer