Form 10-K
period 1999-06-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1999-09-28
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended June 30, 1999

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 23, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,950,000.

     As of September 23, 1999, there were 2,475,000 shares of the Registrant's Common Stock outstanding.

                                     PART I

     ITEM 1. DESCRIPTION OF BUSINESS


     Productivity Technologies Corp. (formerly named Production Systems Acquisition Corporation), a Delaware corporation ("Company"), was organized in June 1993 as a Specified Purpose Acquisition Company(R) ("SPAC(R)"), with the objective of acquiring an operating business in the production systems industry ("Production Systems Industry"). The Production Systems Industry consists of companies which produce the machinery, components and systems for manufacturing.

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

                                Business of Atlas

     Metal stamping presses are used to form a wide variety of sheet metal components used in automobiles, appliances and other consumer and industrial products. Atlas operates in a single industry segment, the manufacture of metal forming and handling automation equipment. Atlas offers a complete range of products within three categories critical to the operation of metal stamping presses: quick die changing equipment, press automation equipment, and stacking and destacking equipment, which, together, have historically accounted for approximately 85% to 90% of its sales revenues. It also sells material handling product lines and, on a turnkey basis, fully integrated metal stamping systems comprised of components provided by Atlas and other manufacturers. During 1998, Atlas also began producing and selling finger tooling for use with its and third party transfer press automation equipment.

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

     In recent years, the increasing complexity and precision required in stamped metal components, such as automobile body and appliance parts, coupled with the large variety of such components necessary to meet consumer preferences, has required manufacturers of such products to increase the flexibility and efficiency of the machinery used in their manufacture. The presses must accommodate rapid changes in production schedules and produce profitable batch runs of varying sizes. Equipment such as that made by Atlas is important to meet the needs of the manufacturers.

     Sales of Atlas products have principally been to two customer markets - automobile and automotive parts manufacturers, and, to a lesser extent, appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, air conditioning and ventilation
(HVAC) equipment and aircraft. In Atlas' 1997, 1998 and 1999 fiscal years, automotive industry customers accounted for approximately 90%, 90%, and 96% of sales, respectively. For such fiscal years, sales by Atlas to General Motors Corporation represented 12%, 27%, and 14%, respectively, sales to DaimlerChrysler Corporation (formerly Chrysler Corporation) represented 3%, 10%, and 7%, respectively, and sales to The Ford Motor Company represented 9%, 14%, and 8%, respectively, of total sales. Sales are predominantly in the United States and Canada but, in recent years, Atlas has targeted sales efforts in Mexico, Europe and Asia. International sales for the 1997, 1998 and 1999 fiscal years represented approximately 30%, 30% and 40%, respectively, of total sales in such years.

     Atlas uses three marketing channels: direct sales, with offices at its headquarters in Fenton, Michigan, Atlanta, Georgia, Porthcawl, South Wales, U.K., and Beijing, China; commissioned sales representatives; and original equipment manufacturers (OEMs) specializing in metal presses and related equipment. Order backlogs were approximately $19,000,000, $17,000,000, and $16,000,000 at June 30, 1997, 1998, and 1999, respectively. The Company believes substantially all of the June 30, 1999 backlog will be produced during fiscal 2000.

Products

     Atlas offers critical, high technology products based on proven designs and engineering, which it believes offer superior technology, engineering and features to those offered by its competitors. Atlas products are modular and may be used with existing systems as well as with completely new systems. As a result of their modular design, a variety of pieces of equipment can be combined to form an appropriate solution for a customer's metal stamping needs. Virtually all of its products are manufactured on a made-to-order basis. Because of their many desirable features, Atlas products are positioned at an above-average price comparative to its competitors. The raw materials and components used by Atlas in the manufacturing process are readily available and, generally, there are numerous suppliers that are capable of providing these materials and components.

     Atlas personnel perform applications engineering, product design or customization, procurement, fabrication, machining, assembly, testing, shipping and installation of the products and systems it sells. Atlas continues to implement a program to achieve greater standardization in the engineering and design of its products. To date, the program has resulted in faster order fulfillment and production, and improved fabrication. Atlas believes that significant cost-reducing improvements can still be made in the manufacturing process, particularly from further standardization.

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

     Transfer press automation equipment is sold by Atlas under the names Flex 2000 and Flex 5000(R). Transfer presses use as many as ten dies within a single press to progressively form the component (typically including tasks such as drawing or forming, trimming, piercing and flanging). Unlike tandem press lines, which use multiple presses arranged in a line and require multiple devices to move a component, transfer presses move the component being processed from one die station to another using a single automation device. Compared to tandem presses, transfer presses generally operate at higher production rates, require less floor space, consume less energy and allow more component processes per press. Because of this, and because they have fewer parts and require less expensive quick die change equipment than tandem presses, transfer presses have become the preferred type of press for new purchases although many tandem presses will remain in use for many years and can be refitted with automation equipment.

     Stacking and destacking automation equipment is used to handle the sheet metal in the initial stages of the stamping process. Stackers stack flat blanks cut from the coiled rolls which are delivered to the manufacturer. Destacking equipment feeds the flat blanks into the press and includes functions to wash/scrub or roll-coat the metal blanks and to queue them to assure a steady flow.

Competition

     Atlas management believes Atlas' products are sold in specialized markets that have limited customers and few competitors. In many instances, Atlas products are procured through competitive bidding. Because of the capital cost and the need for skilled personnel, such as engineers, designers, mechanics and sales persons, entry into this industry is expensive and difficult to achieve and Atlas does not expect competition to increase significantly over present levels. Primary competitors of Atlas include ABB Flexible Automation (Sweden), Herwo Die Changing (Sweden), Orchid International (Canada), Hirotec (Japan), Verson All Steel Press, a division of Allied Products Corp., HMS Products Co. and Aisaku (Japan). Each of these companies offers components which compete with certain components manufactured or sold by Atlas. A number of the competitors are well established with substantial financial resources, recognized brand names, customer loyalty and established market positions, capable engineering, strong distribution networks and comprehensive manufacturing capabilities.

Trademarks and Patents

     Atlas has an agreement to use components in the FLEX 5000(R) transfer press automation equipment that it manufactures and sells that are based on patents owned by the estate of Mr. John Maher. The agreement grants Atlas an exclusive worldwide license to use the patents for a term equal to the life of the patents, including any extensions as a result of modifications to the patents. Currently, the patents registered with the United States Patent and Trademark Office expire on various dates between June 23, 2005 and June 21, 2007. Atlas is obligated to pay the estate of Mr. Maher a royalty based on a portion of the sales price of the FLEX 5000(R) as it relates to the value of the patented components. For Atlas' fiscal years ended June 30, 1997, 1998, and 1999 Atlas expensed approximately $270,000, $202,000, and $241,000, respectively, in license fees under this agreement. The agreement also provides that the estate of Mr. Maher is responsible for defending Atlas for any patent infringements. [A patent infringement suit brought by Atlas and the estate of Mr. Maher, as plaintiffs, currently is in process against Orchid International, as defendant. See Item 3, Legal Proceedings, below.] Atlas believes that the terms of the agreement with the estate of Mr. Maher are industry competitive.

     Atlas has registered with the United States Patent and Trademark Office a trademark on "FLEX 5000(R)."

     Atlas owns and has registered with the United States Patent and Trademark Office four patents, one for a power and free roller conveyer, one for a transfer arm for supporting workpieces, one for a magnetic sheet separator construction, and one for apparatus and methods for forming workpieces. Atlas also has registered patents for the first of these in Canada and Great Britain. Atlas has applied for three United States patents for certain apparatus and methods for forming workpieces, magnetic sheet separator constructions, a tooling gage, and finger tooling for transfer press automation equipment.

Atlas Management and Employees

     Atlas employs approximately 185 persons. None of these persons is a member of a union. Atlas believes that its employee relations are good. Atlas believes that its location in Michigan is beneficial in its access and ability to hire qualified personnel because of the highly industrialized nature of the area.

ITEM 2. PROPERTIES

     Atlas operates from manufacturing facilities in Fenton, Michigan. It has approximately 94,200 square feet of space in two facilities which it owns in Fenton. One of the Fenton facilities, built in 1997, has higher roofs and heavier cranes to facilitate manufacturing of larger equipment and provides approximately 51,000 square feet of manufacturing space and 8,000 square feet of office space. This facility also is capable of expanding at a later date to approximately 130,000 square feet of manufacturing and 25,000 square feet of office space. Operations performed in the two Fenton facilities include fabrication, machining, assembly, electrical panel construction and testing. Project management, engineering, Atlas finance, service, quality, purchasing and sales offices are also located in Fenton.

     The principal executive office of Atlas is located at 201 South Alloy Drive, Fenton, Michigan 48430, and its telephone number is (810) 629-6663.

ITEM 3. LEGAL PROCEEDINGS

     In 1996, Atlas and the estate of John Maher, the owner of the patent for the FLEX 5000(R) Transfer which is licensed to Atlas, initiated an action against Orchid International Group Inc. ("Orchid") in the Federal Court of Canada, Trial Division, claiming infringement and wrongful sale, manufacture and use by Orchid of the inventions protected by such patent and seeking, among other relief, a declaration that the patents are valid and have been infringed by Orchid, injunctive relief and damages of at least $5,000,000 (Cdn). The defendant has filed an answer denying the material allegations of the complaint and asserting a counterclaim requesting that the patents be declared invalid. Currently, the case is moving through the discovery phase which is scheduled to be completed by December 30, 1999. Trial is expected during the calendar year 2000.

     Except for the action against Orchid, neither the Company nor Atlas is currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock (Symbol: PRAC) and Warrants (Symbol: PRACW) are listed for trading on the Nasdaq SmallCap Market. The Company's Units (Symbol: PRACU) are quoted on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid prices for Common Stock and Warrants, as reported by the Nasdaq Small Cap Market. As measured by daily volume, there has been no material trading in the Units since the quarter ended June 30, 1996. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the Nasdaq Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                         Units         Common Stock             Warrants
                                         -----         ------------             --------
                                     High      Low     High     Low      High      Low
                                     ----      ---     ----     ---      ----      ---
Year ended June 30, 1998:
                                      --       --     4 5/8    1 3/4        1      3/8
   First Quarter
                                     6 5/8    6 3/8       5    3 7/16   1 1/2      5/8
   Second Quarter
                                      --       --     5 7/8    3 3/4    1 9/16   1 3/16
   Third Quarter
                                      --       --     6 7/16   3 1/2    1 3/4      5/8
   Fourth Quarter

Year ended June 30, 1999:
                                      --       --     4 1/4    2 3/8        1      1/2
   First Quarter
                                      --       --         3    1 5/8      5/8      1/4
   Second Quarter
                                      --       --     2 3/4    1 7/8      3/8      1/4
   Third Quarter
                                      --       --     2 5/8    1 5/8      1/4      1/8
   Fourth Quarter



     As of September 13, 1999, the Company had 12 holders of record of its Common Stock. The Company believes that there are in excess of 500 beneficial holders of the Company's Common Stock.

     The Company has not declared or paid any dividends on its Common Stock since its inception.

Recent Sales of Unregistered Securities

     During the quarter ended March 31, 1999, the Company negotiated with Messrs. William Rogner and David Hense for their employment at Atlas. Under their employment agreements, the Company issued to each of Messrs. Rogner and Hense up to 25,000 shares of common stock restricted from transfer or resale for a period of two years. These securities were not registered under the Securities Act of 1933, as amended (the "Act"). Each of the transactions is claimed to be exempt from a registration under the Act pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the Company's and its predecessor's consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, at June 30, 1999, 1998, 1997, and 1996, for the periods July 1, 1995 to May 23, 1996, May 24, 1996 to June 30, 1996, and for the years ended June 30, 1997, 1998 and 1999. Dupuis & Ryden, independent certified public accountants, audited the year ended June 30, 1995. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                  (Dollars in thousands, except per share data)

Consolidated Statements of Operations Data
                                                                          The Company                              Predecessor
                                                     --------------------------------------------------       ----------------------
                                                                                                              July 1
                                                         Year          Year          Year        May 24,        1995            Year
                                                        Ended         Ended         Ended            to           to           Ended
                                                     June 30,      June 30,      June 30,       June 30,      May 23,       June 30,
                                                         1999          1998          1997           1996         1996          1995
                                                      --------      --------      --------       --------      -------      --------
Net sales                                            $ 34,001      $ 36,040       $ 34,438      $  4,404      $ 31,598      $ 29,077
Cost of sales                                          24,610        27,563         24,825         3,029        21,773        21,034
Gross profit                                            9,391         8,478          9,613         1,375         9,825         8,043
Selling, general and administrative                     7,526         8,538          7,081           729         6,007         5,119
Officers' bonuses                                          --            --            711           197         2,117            --
Bonus restructuring expense                                --         2,132             --            --            --            --
Income (loss) from operations                           1,865        (2,192)         1,821           448         1,701         2,924
Net income (loss)                                         974        (2,012)           593           204           762         2,219

Net income per share of common stock                                              $    .40      ($  0.95)     $    .28      $    .10
Weighted average common shares                          2,432         2,125          2,125         2,125


Consolidated Balance Sheet Data
                                                                             The Company                           Predecessor
                                                                --------------------------------------       -----------------------
                                                                June 30,       June 30,       June 30,       June 30,       June 30,
                                                                    1999           1998           1997           1996          1995
                                                                --------       --------       --------       --------       --------
Current assets                                                    19,148        $15,272        $22,627        $18,690        $11,423
Current liabilities                                                5,330          5,470          7,284         13,642          8,321
Working capital                                                   13,818          9,802         15,343          5,048          3,102
Property, plant and equipment, net                                 7,844          8,289          7,667          4,240          2,517
Total assets                                                      30,108         26,809         33,410         26,023         14,550
Long-term debt, less current  maturities                          13,951         11,254         15,327          2,228          2,717
Total liabilities                                                 20,391         18,160         23,444         16,650         11,037
Stockholders' equity                                               9,717          8,649          9,966          9,373          3,513

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The fiscal year ended June 30, 1999 is the third full year of consolidated activities for Productivity Technologies Corp. and its wholly owned subsidiary, Atlas Technologies, Inc. Currently, automotive and auto related suppliers account for approximately 96% of new orders and receive most of Atlas' marketing efforts. Atlas also continues to serve its customer base in the non-automotive sector, including producers of home appliance and heating and air conditioning systems, off-road vehicles and construction equipment, and other manufacturers which utilize significant amounts of sheet metal to mass produce their products.

Results of Operations

     The Company's consolidated net earnings were $974,290 or $0.40 per share for the fiscal year ended June 30, 1999. Slow order bookings in the first two quarters of the fiscal year contributed to softer than anticipated revenues and earnings during the first three quarters of the fiscal year. In response to slower than anticipated order bookings, the Company initiated a cost reduction program in January 1999 and further accelerated this program in April 1999. During the third and fourth quarters, order bookings substantially improved. Atlas also improved the cost of many of its products during the year through increased standardization and other product development activities. Higher bookings in the second half of the fiscal year, combined with the lower operating costs achieved as a result of the cost reduction program, provided strong fourth quarter revenues and net earnings.

     In general, order bookings during the year continued to be uneven due to the nature of the business. A significant amount of business derives from large contracts which are placed with Atlas on a periodic basis. In fiscal 1999, a greater percentage of orders derived from larger sized orders.

Sales (Revenue and Cost Recognition)

     Sales are recognized using the percentage-of-completion method, which measures the percentage of contract costs incurred to date and compares these costs to the total estimated costs for each contract. The Company estimates the status of individual contracts when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job condition, estimated profitability, and final contract settlement may result in revisions to costs and income, and are recognized in the period in which such revisions are determined.

Fiscal Year 1999 Compared to Fiscal Year 1998

     Net sales revenues for the fiscal year ended June 30, 1999 were $34,001,248, a decrease of 6% compared to net sales of $36,040,278 for the fiscal year ended June 30, 1998. Approximately 40% of Atlas' sales were to foreign customers during this period, compared to approximately 30% during the previous year. Atlas' backlog as of June 30, 1999 approximated $16,000,000, a 6% decline versus the $17,000,000 backlog at June 30, 1998.

     Atlas management believes the declines in revenues and order bookings during fiscal 1999, and backlog at June 30, 1999, were due to a lack in growth of capital spending by North American automakers including General Motors Corporation, Ford Motor Company, and DaimlerChrysler Corporation. Atlas management believes other factors included Atlas' slower than expected market entry into certain geographic markets in Europe, continued economic difficulties and depressed market conditions in certain Asian markets which the Company serves, and a general slowdown in domestic capital spending activity for machine tools and equipment due to the uncertain outcome of Autumn 1999 contract negotiations in the U.S. and Canada between members of the United Auto Workers
(UAW) and GM, Ford, and DaimlerChrysler.

     Cost of products sold for the fiscal year ended June 30, 1999 were $24,609,631, a level approximating 72% of net sales revenues, compared to $27,562,608, or 76% of net sales revenues, for the 1998 fiscal year. Cost of sales relative to sales revenues improved by 4% and was due to an increase in Atlas product line standardization and an operating cost reduction program begun in January 1999.

     Gross profits for the year ended June 30, 1999 were $9,391,617, an 11% increase from the $8,477,670 gross profit of a year earlier. The increase in gross profits is related to the above described decline in costs of products sold from fiscal 1998 to 1999. Atlas engineered, designed, and obtained greater product line standardization in fiscal 1999 than existed for its product lines in fiscal 1998, and implemented an operating cost reduction program beginning in January 1999. The decline in costs of products sold and the related increase in gross profits in fiscal 1999 would have been greater if Atlas had not incurred expenses to obtain, in December 1998, ISO 9001 certification and additional quality related awards, implement a new enterprise resource planning ("ERP") computer system, and higher warranty costs associated with the launch of several new products. A portion of ISO 9001 certification and ERP implementation costs were charged to specific products being delivered and therefore to cost of sales in 1999

     Selling, general and administrative (SG&A) expenses in fiscal 1999 were $7,526,448 compared to $8,538,166 in fiscal 1998, a decrease of 12%. The decrease primarily resulted from the non-recurrence of approximately $750,000 in legal expenses associated with a lawsuit settlement in fiscal 1998, the cost reduction program initiated in the third and fourth quarters of fiscal 1999, and cost savings associated with the retirement of Ronald M. Prime, former Atlas CEO, in December 1998.

     A bonus restructuring expense of $2,131,903 was incurred in 1998. There was no such expense in fiscal 1999.

     Income from operations were $1,865,169 in fiscal 1999 as compared to a loss from operations of $2,192,399 in fiscal 1998. As part of the 1998 bonus restructuring plan, Atlas made distributions to Messrs. Prime and Michael D. Austin in fiscal 1999 as follows: (1) 300,000 shares of common stock restricted from transfer or resale for a period on three years, and (2) payment of the first of four equal payments of deferred compensation which equal, in the aggregate, $1,660,564. In addition, $560,000 held in escrow was released to Messrs. Prime and Austin during fiscal 1999. The escrow related to a dispute between Atlas and the Internal Revenue Service (IRS) related to research and experimentation credits claimed by Atlas for fiscal years ended June 30, 1991 though 1995. As noted above, Atlas resolved the dispute with the IRS during the fiscal year.

     Interest expense during fiscal 1999 was $835,619, compared to $1,057,725 in fiscal 1998, a decrease of 21%. The decrease in interest expense for the period was due to an overall reduction in use of Atlas' working capital line of credit and slightly lower interest rates during the fiscal year.

     Income before tax during fiscal 1999 was $1,074,290 as compared to a loss before tax of $2,962,350 for fiscal 1998. The increase in pre-tax income was due to the factors described above, including higher gross margins from product standardization, lower fixed and interest costs, and non-recurrence of lawsuit and bonus restructuring charges. Income tax for the fiscal year 1999 was $100,000 as compared to an income tax benefit of $950,000 for fiscal year 1998. Included in the tax for 1999 were tax credits of approximately $246,000 associated with research and development activities. As outlined in detail in the Company's Form 10K for the fiscal year ended June 30, 1998, Atlas reported charges in fiscal 1998 related to legal settlements and bonus restructuring. In the fiscal year ended June 30, 1999, the Company incurred none of these charges against earnings. In addition, the Company settled a dispute with the IRS during the fiscal year in connection with credits which Atlas claimed previously for fiscal years ended June 30, 1991 through 1996. As a result of the settlement with the IRS, the Company utilized available tax credits in fiscal 1999 which improved net earnings relative to those reported in 1998.

     Net income during the fiscal year 1999 was $974,290, as compared to a net loss of $2,012,350 for fiscal 1998. Fiscal 1999 earnings per share were $0.40 based upon 2,431,986 weighted average shares outstanding, compared to a loss per share in fiscal 1998 of ($0.95) based upon 2,125,000 weighted average shares outstanding.

Fiscal Year 1998 Compared to Fiscal Year 1997

     Net sales for the fiscal year ended June 30, 1998 were $36,040,278, an increase of 5% over net sales of $34,437,625 for the fiscal year ended June 30, 1997. During the first half of fiscal 1998, new order closings improved slightly, which contributed to the overall 5% increase in revenue recognized during fiscal 1998. Atlas' backlog as of June 30, 1998 approximated $17,000,000, a 10% decline versus the $19,000,000 backlong at June 30, 1997. Atlas management believed the decline in backlog as of June 30, 1998 was primarily caused by order postponements due to the GM strike and the delay in capital spending leading up to the completion of the merger of Daimler Benz and Chrysler Corp.

     Cost of products sold for the fiscal year ended June 30, 1998 were $27,562,608, a level approximating 76% of net sales, compared to $24,824,582, or 72% of net sales, for the 1997 fiscal year. Cost of sales margins increased due to a less favorable product mix during fiscal 1998, foreign sales at lower margins, and to a less efficient use of production and labor resources necessitated by the higher concentration in required product delivery dates relative to fiscal 1997. Included in cost of sales during fiscal 1998 were expenses related to ISO 9000 certification efforts, employee computer and other training, a one time write down of work-in-process and finished inventories approximating $447,000, and research and development costs in connection with the final design phase of new automation and material handling products.

     Gross profits for the year ended June 30, 1998 were $8,477,670 compared to $9,613,043 in fiscal 1997, a decrease of 12%, principally due to the reasons cited in the immediately preceding paragraph. Approximately 30% of Atlas' sales in fiscal 1998 were foreign. In general, Atlas foreign sales during fiscal 1998 were at lower gross margins due to higher costs associated with foreign marketing efforts, foreign redesign requirements, travel and shipping expenses.

     Selling, general and administrative (SG&A) expenses were $8,538,166 in fiscal 1998 compared to $7,081,273 for fiscal 1997, an increase of 21%. The increase was primarily due to expenses of approximately $750,000 in connection with the legal defense costs and settlement of a lawsuit, higher commission expenses related to Atlas' increased volume, and travel and sales related costs associated with the first full year of Atlas' sales and marketing efforts in the United Kingdom and China.

     The bonus restructuring plan agreed to between Atlas and Messrs. Prime and Austin, senior executives and former owners of Atlas, during fiscal 1998 resulted in a charge of $2,131,903. Under the bonus restructuring plan, Atlas agreed to pay to the senior executives the following in the aggregate: (1) 300,000 shares of common stock restricted from transfer or resale for a period of three years, (2) deferred compensation of $1,660,564 which is to be paid in four equal annual installments in arrears, and (3) cash of $810,000 (earned in previous years under their employment agreements), of which $560,000 was placed in an escrow account pending the subsequent resolution of a dispute between Atlas and the IRS related to research and experimentation credits claimed by Atlas for the fiscal years ended June 30, 1991 through 1995.

     Interest expense during fiscal 1998 was $1,057,725, an increase of 13% compared to $933,632 for 1997. The increase in interest expense for the period was due to greater utilization of Atlas' line of credit to finance work-in-process, increased accounts receivable, and the first full year of interest payments on the $4,500,000 Industrial Revenue Bond issued by Atlas in December 1996 for building construction and the purchase of equipment and other assets.

     The net loss during fiscal year 1998 was $2,012,350 compared to 1997 net income of $592,730. The reasons for the net loss are provided in the above paragraphs of this section.

Liquidity and Capital Resources

     The Company believes it has sufficient capital to meet short and long term funding needs. Management expects the financing facilities currently in place, including the Company's $16,000,000 revolving line of credit, along with anticipated cash available from operations, will be sufficient for funding general operations and any required current year asset purchases. Atlas borrowing requirements from the line of credit ranged from $6,500,000 to $10,200,000 during the year ended June 30, 1999

     The Company's working capital at June 30, 1999 was $13,818,002 compared to $9,801,888 at June 30, 1998 and the current ratio at June 30, 1999 was 3.6 to 1 compared with 2.8 to 1 at June 30, 1998. Increases in work-in-process and accounts receivable (coupled with the long-term classification of the Company's revolving line of credit) and increased operating income contributed to the improved ratios versus those of the prior year.

     The Company's operations utilized cash of $4,483,461 during the fiscal year ending June 30, 1999. Cash was used primarily to fund an increase in work-in-process and accounts receivable which in turn resulted from large customer orders with shipping requirements between April and September 1999. Net cash provided by investing activities of $25,812 resulted from collection of a note receivable from the sale of property and short term investments less expenditures made for property plant and equipment. Net cash provided by financing activities of $2,529,592 was used to fund increases in accounts receivable and work-in process.

     During the fiscal year ended June 30, 1999, Atlas entered into a new debt financing agreement with Bank One N.A., the successor to the recent merger of Bank One and First Chicago NBD. The bank consolidated all of Atlas' long and short term debts, bundling the various notes and lines of credit into one new three year committed line of credit, with increased maximum debt usage of $16,000,000 based on collateral including the company's receivables, work-in-process inventories, and other assets.

     At June 30, 1999 Atlas had borrowings outstanding of $15,835,779, compared to $13,306,187 at June 30, 1998. Borrowings at June 30, 1999 included:

     (i) Outstanding borrowings under a revolving line of credit of $10,186,140. This borrowing was under the Company's $16,000,000 revolving credit agreement expiring in January 2001. As noted, collateral for this facility includes Atlas' receivables, work-in-process, and other assets and Atlas' compliance with certain financial covenants. The interest rate on this facility is, at the Company's option, either (a) the bank's prime rate less 1/4%, or (b) the 30, 60,or 90 day London Inter-Bank Overnight Rate (LIBOR) rate plus 230 basis points. No principal payments on outstanding borrowings are due until January 31, 2002.

     (ii) Outstanding borrowings of $4,100,000 relating to the issuance of Industrial Revenue Bonds. The bonds are state and federal tax exempt and, consequently, the floating rate of interest is reduced compared to conventional construction or real estate financing. IRB terms are as follows for each fiscal year:

          1999-- 2001 $400,000 annual principal payments plus quarterly interest payments.

          2002-- 2012 $300,000 annual principal payments plus quarterly interest payments.

    (iii) A note with Bank One for specific production machinery. The note balance at fiscal June 30, 1999 was $105,907. The note bears interest at bank prime rate. The final note is due January 2002.

     (iv) Other borrowings outstanding of $7,349 at 8.7% interest from Concord Commercial

     (v) Deferred compensation due officers of $1,436,383 payable in annual installments with 6.1% interest with final payment due July 2002.

     The Company believes that, as a result of its loan facilities, its short-term credit availability is adequate to support Atlas' business operation at current and near-term anticipated sales levels.

Contingencies

     Atlas has accrued certain financial reserves for contingencies of bad debts, product warranty and health insurance run off costs. The latter is for Atlas' partially self-funded health claims incurred prior to June 30, 1999 but not yet paid.

Year 2000 Compliance

     The Company is installing an enterprise resource planning ("ERP") system at Atlas, which includes computer systems for its internal accounting and reporting activities and its manufacturing operations and processes which are "Year 2000 compliant" (which means that such computer systems and other information technology will accurately process date/time data regardless of whether the date is in the twentieth or twenty-first century). The acquisition and installation of the system are expected to cost approximately $340,000, of which approximately $290,000 was expended through June 30, 1999. Because the system is being implemented as an overall upgrade to Atlas's operations and not specifically to address Year 2000 compliance concerns, management has not estimated the portion of the cost which may be allocable to Year 2000 compliance. Atlas management has not yet assessed whether or not the failure of Atlas's internal information technology to be Year 2000 compliant would have a material adverse effect upon the Company's financial position, liquidity or results of operations since it believes that installation and operation of the new system will be accomplished in advance of December 31, 1999.

     The Company is also assessing its major vendors, customers, utilities, banks and others with whom it does business to determine if their failure to be Year 2000 compliant would have a material adverse effect upon the Company or its financial position, liquidity or results of operations. To date, nothing has come to the attention of management that leads it to conclude that the likelihood of such adverse effect reasonably exists. The Company's and Atlas' operations utilize relatively little electronic data interchange with vendors, customers and other third parties. However, to the extent that such third parties, particularly utilities and banks, may not be Year 2000 compliant, the Company and Atlas may be adversely affected, although the magnitude of such effect cannot be estimated. The cost to the Company of making its third-party Year 2000 compliance assessment is not expected to be material.

     Certain Atlas products contain processors which address and utilize date/time data. Management believes that such processors incorporated in equipment sold within the past five years are virtually all Year 2000 compliant. However, it is not able to determine the compliance status of processors used in equipment sold in earlier periods with any reasonable degree of certainty. Although such equipment is beyond the warranty periods applicable to Atlas' products, it is possible that customers who purchased equipment from Atlas which is not Year 2000 compliant may nevertheless assert claims against Atlas to correct the compliance deficiencies or for resulting damages. While management believes that Atlas would not be legally responsible to such persons, based on the terms of its purchase orders and warranties, there can be no assurance that this position would prevail if challenged. Management is unable to estimate the potential cost that the Company might incur if such claims are made and successfully sustained or whether or not such cost would have a material adverse effect upon its financial position, liquidity or results of operations.

Recent Accounting Standards

     The Financial Accounting Standards Board (FASB) has issued Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities", in April 1998 and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. These statements are effective in fiscal 2000 and are not expected to have a material impact on the Company's consolidated financial statements.

Forward-Looking Statements

     Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to the potential softening of the domestic and foreign markets for automobiles and automotive parts resulting in reduced demand for the Company's automation equipment; potential technological developments in the metal forming and handling automation equipment markets which render the Company's automation equipment noncompetitive or obsolete; the Company's failure to prevail in its patent suit against Orchid; the failure of the Company's older automation equipment to be Year 2000 compliant; and the tightening of credit availability generally or under the Company's credit facility which renders the Company unable to access needed working capital.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risk primarily through its borrowing activities. The Company does not enter into financial instrument transactions for trading or speculative purposes or to manage interest rate exposure. Therefore, a 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an annual increase in interest expense of approximately $100,000 at June 30, 1999 borrowing levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements of the Company as set forth on page F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current directors and executive officers of the Company are as follows:
                                  Director
Nominee                     Age    Since        Position
-------                     ---    -----        --------
Ray J. Friant, Jr.........  68      1993      Chairman of the Board
Samuel N. Seidman.........  65      1993      President and Director
Michael D. Austin.........  47      1999      Director, Atlas President and CEO
Joseph K. Linman..........  60      1993      Director and Vice President
John S. Strance...........  74      1993      Director and Vice President
Jesse A. Levine...........  32      1993      Director, Chief Financial Officer,
                                               Vice President, Secretary and
                                              Treasurer
Alan H. Foster............  73      1993      Director
Alan I. Goldman...........  62      1993      Director

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

     Michael D. Austin is currently the President and Chief Executive Officer of Atlas. From 1996 to 1998, Mr. Austin held the position of Atlas President, and was primarily responsible for directing the marketing and sales activities of the company, for determining the overall product directions, managing product research and development, and managing the application engineering department. From 1977 to 1996, Mr. Austin held various other management positions at Atlas, including Vice President of Operations, Vice President of Sales and Marketing, Sales Manager, and Controls Manager. From 1973 to 1977, Mr. Austin held various controls engineering and management positions at Fluid & Electric Control Co., including Chief Engineer. Mr. Austin serves on the Board of Advisors for the Society of Manufacturing Engineers, the Board of Directors of the Precision Metalforming Association, the Flint-Genesee Economic Growth Alliance, the Genesee Area Focus Council, the Manufacturer's Innovation Council, and several regional universities and colleges. Mr. Austin holds a U.S. patent for certain apparatus and methods for forming workpieces.

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

     The Company's Board of Directors is divided into three classes, each of which serves for a term of two years, with only one class of directors being elected in each year. The term of office of the first class of directors, consisting of Messrs. Goldman and Levine was elected for a three year term at an annual meeting two years ago. The term of office of the second class of directors, consisting of Messrs. Friant and Strance, was elected for a three year term at the last annual meeting. Mr. Austin joined the Board of Directors during fiscal 1999 as part of the second class of directors. The term of office of the third class of directors, consisting of Messrs. Seidman, Linman and Foster, will expire at the next annual meeting of stockholders. In each case, a director will hold office until the next annual meeting of stockholders at which his class of directors is to be elected.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires officers, directors and persons who beneficially own more than 10% of a registered class of equity securities of the Company ("10% stockholders") to file reports of ownership and changes in ownership with the Commission. Officers, directors and 10% stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the fiscal year ended June 30, 1999, each of its officers, directors and 10% stockholders complied with the Section 16(a) reporting requirements, except that Michael D. Austin, the President and Chief Executive Officer of Atlas, did not timely file a Form 4 to report his open market purchases of 19,000 shares of the Company's common stock in November and December 1998. His failure to timely file was inadvertent, he did not sell any shares within six months before or after such purchases or otherwise during this period of noncompliance, and he has since filed a Form 5 with the SEC to report such purchases.

ITEM 11. EXECUTIVE COMPENSATION

     In November 1997, the Board of Directors of the Company approved the following annual salaries for its executive officers of the Company (excluding direct employees of Atlas), effective as of December 1997: Chairman (presently Mr. Friant), $40,000; President (presently Mr. Seidman), $65,000; Chief Financial Officer, Secretary and Treasurer (presently Mr. Levine), $40,000; and Vice Presidents (presently Messrs. Linman, Strance and Levine) $15,000. Such salaries are payable in equal monthly installments. An officer holding more than one office will receive only the salary of the highest paying office. All of such officers, in their capacities as directors, participated in the deliberations of the Board of Directors concerning executive officer compensation. The Board also approved fees of $12,000 per year for each director who is not an employee of the Company (presently Messrs. Foster and Goldman), which is payable in equal quarterly installments. In addition, non-employee directors and officers other than Messrs. Friant and Seidman will be paid at the rate of $500 to $1,000 per day, as determined by the Chairman and the President, for actual days spent by them in consulting or other special assignments for the benefit of the Company or its subsidiaries. Officers and directors are also eligible for other compensation and benefits as may be approved by the Board from time to time, including benefits under the Company's 1996 Performance Equity Plan which was adopted by the stockholders of the Company on May 21, 1996.

     The Company has no employment agreements with its executive officers, each of whom presently serves at the discretion of the Board of Directors.

Atlas Employment Agreements

     In May 1996, Mr. Michael D. Austin entered into an employment agreement with Atlas (subsequently amended in June 1998) under which he currently serves as the Chief Executive Officer and President of Atlas. The term of Mr. Austin's agreement will terminate on December 31, 2001. The agreement requires Mr. Austin to devote substantially all of his business time and attention to the affairs of Atlas. The agreement provides for a base salary of $198,588 per year subject to cost-of-living increases after December 31, 1998, for six weeks vacation per year, reimbursement of business expenses, use of an automobile and mobile telephone, medical and life insurance benefits and other benefits generally made available to other employees.

     As part of the fiscal 1998 bonus restructuring agreement, Atlas also is scheduled to pay to Mr. Austin deferred compensation of $718,192 payable in annual installments with 6.1% interest with final payment due July 2002. See Liquidity and Capital Resources in Section 7 above.

     The  employment   agreement  also  contains   provisions   restricting  the
disclosure of confidential information and non-competition covenants.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                         Annual Compensation                     Long Term Compensation
                                                         -------------------                     ----------------------
Name and                                                                                   Restricted             Securities
Principal Position         Period                 Salary ($)            Bonus ($)       Stock Awards (#)      Underlying Options (#)
------------------         ------                 ----------            ---------       ----------------      ----------------------

Samuel N. Seidman          7/1/98 to 6/30/99        65,000                  --                --                     --
                           7/1/97 to 6/30/98        75,000                  --                --                     --
                           7/1/96 to 6/30/97         6,250                  --                --                     --

Michael D.                 7/1/98 to 6/30/99       201,179                  --                --                     --
Austin                     7/1/97 to 6/30/98       196,888              718,192            150,000                   --
                           7/1/96 to 6/30/97       190,743              355,473               --                     --
------------------------------------------------------------------------------------------------------------------------------------


                        AGGREGATE YEAR-END OPTION VALUES
                                 (June 30, 1999)

------------------------------------------------------------------------------------------------------------------------------------
                         Number of unexercised options at fiscal year end (#)    Value of unexercised in the money options at
                                                                                           fiscal year end ($)
Name                            Exercisable            Unexercisable            Exercisable             Unexercisable
----                            -----------            -------------            -----------             -------------
Samuel N. Seidman                  70,833                    --                      0                       --

Michael D. Austin                    --                      --                      --                      --

------------------------------------------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of September 13, 1999 by (i) each stockholder known by the Company to be beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name of Beneficial Owner                        Number           Percentage
                                               of Shares     Beneficially Owned
                                               ---------     ------------------

Michael D. Austin  .....................       268,900              9.8%

Ray J. Friant, Jr.......................       218,083(1)            8.1%

Samuel N. Seidman.......................       217,083(1)            8.1%

Ronald Prime (3)........................       150,000               5.7%

Joseph K. Linman........................       114,250(1)            4.4%

John S. Strance.........................       113,250(1)            4.4%

Jesse A. Levine.........................        91,583(1)(2)         3.6%

Alan H. Foster..........................        21,250               0.9%

Alan I. Goldman.........................        21,250               0.9%

All Officers and Directors
  as a group (8 persons) (3)............       1,215,649(1)         45.9%

----------
(1)  Includes  shares of Common  Stock  issuable  upon  immediately  exercisable
     Warrants and options as follows: Mr. Friant--91,833 shares; Mr. Seidman--90,833 shares; Mr. Linman--46,500 shares; Mr. Strance--44,500 shares; Mr. Levine--48,333 shares; Mr. Foster - 10,000 shares; Mr. Goldman
     - 10,000 shares.

(2)  Includes 4,000 shares gifted by Mr. Levine to a related minor.

(3) Mr. Prime was formerly a principal of Atlas. Mr. Prime retired from Atlas on December 31, 1998 and was and is not a Company director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Seidman & Co., Inc., an affiliate of the Company, makes available to the Company office space, as well as certain office, administrative and secretarial services as may be required by the Company. The Company paid Seidman & Co., Inc. approximately $40,000 in fiscal years ended June 30, 1997, 1998, and 1999 for such services. Samuel N. Seidman, a director and President of the Company, is President of Seidman & Co., Inc., and Jesse A. Levine, a director, Chief Financial Officer, Vice President, Secretary and Treasurer of the Company, is Senior Vice President of Seidman & Co., Inc.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.       Financial Statements as listed on page F-1.
       2.       Financial Statement Schedules as listed on page F-1.
       3.       Exhibits as listed on page E-1.

(b)    Reports on Form 8-K.

       No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned herewith duly authorized.


September 13, 1999                           PRODUCTIVITY TECHNOLOGIES CORP.


                                             By:  /s/  Samuel N. Seidman
                                                  ----------------------------
                                                       Samuel N. Seidman
                                                           President


     Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/  Ray J. Friant, Jr.          Chairman of the Board                          September 13, 1999
-----------------------
Ray J. Friant, Jr.

 /s/  Samuel N. Seidman          Chief Executive Officer, President             September 13, 1999
-----------------------          and Director (Principal Executive
Samuel N. Seidman                Officer)


 /s/  Michael D. Austin          Director                                       September 13, 1999
-----------------------
Michael D. Austin


 /s/  Joseph K. Linman           Vice President and Director                    September 13, 1999
-----------------------

Joseph K. Linman


  /s/  John S. Strance           Vice President and Director                    September 13, 1999
-----------------------
John S. Strance


  /s/  Jesse A. Levine           Vice President, Secretary,                     September 13, 1999
-----------------------          Treasurer and Director and Chief
Jesse A. Levine                  Financial Officer (Principal
                                 Financial and Accounting Officer)

                                  Productivity Technologies Corp. and Subsidiary


                                                                           Index
================================================================================


Report of Independent Certified Public Accountants                          F-2


Financial Statements
      Consolidated Balance Sheets                                           F-3
      Consolidated Statements of Operations                                 F-5
      Consolidated Statements of Stockholders' Equity                       F-6
      Consolidated Statements of Cash Flows                                 F-7


Notes to Financial Statements                                               F-8


Schedule II - Valuation and Qualifying Accounts                             F-23

Report of Independent Certified Public Accountants



Productivity Technologies Corp.
New York, New York

We have audited the accompanying consolidated balance sheets of Productivity Technologies Corp. and Subsidiary (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Productivity Technologies Corp. and Subsidiary at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, Schedule II presents fairly, in all material respects, the information set forth therein.


                                                                BDO SEIDMAN, LLP


Troy, Michigan
August 12 ,1999

                                  Productivity Technologies Corp. and Subsidiary

                                                     Consolidated Balance Sheets

================================================================================


June 30,                                                     1999         1998
==================================================================================
Assets (Note 5)

Current Assets
   Cash                                                  $   244,400   $ 2,172,457
   Short-term investments, including accrued interest        392,059       482,280
   Contract receivables, net of allowance for doubtful
     accounts of $110,000 (Note 3)                         7,310,072     5,217,421
   Costs and estimated earnings in excess of
     billings on uncompleted contracts (Note 4)            9,714,477     5,435,957
   Inventories                                               641,615       628,481
   Prepaid expenses and other                                414,366       859,937
   Deferred income taxes (Note 8)                            431,000       475,000
----------------------------------------------------------------------------------

Total Current Assets                                      19,147,989    15,271,533
----------------------------------------------------------------------------------

Property and Equipment
   Land                                                      591,514       591,514
   Buildings and improvements                              4,854,799     4,854,799
   Machinery and equipment                                 3,848,921     3,676,415
   Transportation equipment                                   31,500        31,500
----------------------------------------------------------------------------------

                                                           9,326,734     9,154,228
   Less accumulated depreciation                           1,483,000       865,473
----------------------------------------------------------------------------------

Net Property and Equipment                                 7,843,734     8,288,755
----------------------------------------------------------------------------------

Other Assets
   Goodwill, net of accumulated amortization
     of $340,521 and $237,561 (Note 2)                     2,484,204     2,587,164
   Other assets                                              632,053       661,936
----------------------------------------------------------------------------------

Total Other Assets                                         3,116,257     3,249,100
----------------------------------------------------------------------------------

                                                         $30,107,980   $26,809,388
==================================================================================

                                 See accompanying notes to financial statements.

                                  Productivity Technologies Corp. and Subsidiary

                                                     Consolidated Balance Sheets

================================================================================

June 30,                                                                 1999            1998
==================================================================================================
Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                                   $  1,879,817    $  1,970,769
   Accrued Expenses
     Commissions payable                                                   795,959         482,512
     Payroll and related withholdings                                      239,536         240,329
     Executive bonus agreement (Note 11)                                        --         810,000
     Other                                                               1,291,567         770,096
   Billings in excess of costs and estimated
     earnings on uncompleted contracts (Note 4)                            348,049         580,262
   Current maturities of executive deferred compensation
     agreements (Note 11)                                                  326,706              --
   Current maturities of long-term debt (Note 5)                           448,353         615,677
--------------------------------------------------------------------------------------------------

Total Current Liabilities                                                5,329,987       5,469,645

Executive Deferred Compensation Agreements, less current maturities
(Note 11)                                                                1,109,677       1,436,383

Long-Term Debt, less current maturities (Note 5)                        13,951,043      11,254,127
--------------------------------------------------------------------------------------------------

Total Liabilities                                                       20,390,707      18,160,155
--------------------------------------------------------------------------------------------------

Stockholders' Equity (Notes 6 and 7)
   Common stock; $.001 par value, 20,000,000 shares
     authorized; 2,475,000 and 2,125,000 issued and outstanding              2,475           2,125
   Common stock to be issued (Note 11)                                          --         695,520
   Additional paid-in capital                                            9,966,408       9,177,488
   Deficit                                                                (251,610)     (1,225,900)
--------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                               9,717,273       8,649,233
--------------------------------------------------------------------------------------------------

                                                                      $ 30,107,980    $ 26,809,388
==================================================================================================

                                 See accompanying notes to financial statements.

                                  Productivity Technologies Corp. and Subsidiary

                                           Consolidated Statements of Operations

================================================================================


Year Ended June 30,                          1999           1998             1997
====================================================================================
Contract Revenues Earned                $ 34,001,248    $ 36,040,278    $ 34,437,625

Cost of Revenues Earned                   24,609,631      27,562,608      24,824,582
------------------------------------------------------------------------------------

Gross Profit                               9,391,617       8,477,670       9,613,043

Selling, General and
    Administrative Expenses (Note 10)      7,526,448       8,538,166       7,081,273

Officers' Bonuses (Notes 2 and 11)                --              --         710,946
------------------------------------------------------------------------------------

Income (Loss) From Operations Before
    Bonus Restructuring Expense            1,865,169         (60,496)      1,820,824

Bonus Restructuring Expense (Note 11)             --      (2,131,903)             --
------------------------------------------------------------------------------------
Income (Loss) From Operations              1,865,169      (2,192,399)      1,820,824
------------------------------------------------------------------------------------

Other Income (Expense)
    Interest expense                        (835,619)     (1,057,725)       (933,632)
    Interest income                           82,466         141,707         134,312
    Gain on disposal of assets                    --          89,628              --
    Miscellaneous                            (37,726)         56,439          21,226
------------------------------------------------------------------------------------

Total Other Expense                         (790,879)       (769,951)       (778,094)
------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes          1,074,290      (2,962,350)      1,042,730

Income Tax Expense (Benefit) (Note 8)        100,000        (950,000)        450,000
------------------------------------------------------------------------------------
Net Income (Loss)                       $    974,290    $ (2,012,350)   $    592,730
====================================================================================
Basic Earnings Per Share (Note 1)       $        .40    $       (.95)   $        .28
====================================================================================
Diluted Earnings Per Share (Note 1)     $        .40    $       (.95)   $        .28
====================================================================================

                                 See accompanying notes to financial statements.

                                  Productivity Technologies Corp. and Subsidiary

                                 Consolidated Statements of Stockholders' Equity

================================================================================


                                       Common Stock          Common    Additional      Retained          Total
                               --------------------        Stock To       Paid-In      Earnings   Stockholders'
                               Shares         Amount      Be Issued       Capital      (Deficit)        Equity
===============================================================================================================
Balance, July 1, 1996         2,125,000   $     2,215   $        --    $ 9,177,488   $   193,720    $ 9,373,333

Net income                           --            --            --             --       592,730        592,730
---------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997        2,125,000         2,125            --      9,177,488       786,450      9,966,063

Common stock to be issued
 (Note 11)                           --            --       695,520             --            --        695,520

Net loss                             --            --            --             --    (2,012,350)    (2,012,350)
---------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998        2,125,000         2,125       695,520      9,177,488    (1,225,900)   $ 8,649,233

Common stock issued             350,000           350      (695,520)       788,920            --         93,750

Net income                           --            --            --             --       974,290        974,290
---------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999        2,475,000   $     2,475   $        --    $ 9,966,408   $  (251,610)   $ 9,717,273
===============================================================================================================

                                 See accompanying notes to financial statements.

                                  Productivity Technologies Corp. and Subsidiary

                                           Consolidated Statements of Cash Flows

================================================================================

Year Ended June 30,                                               1999         1998           1997
======================================================================================================
Cash Flows From Operating Activities
    Net income (loss)                                        $   974,290    $(2,012,350)   $   592,730
    Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities
        Depreciation                                             617,527        544,990        346,873
        Amortization                                             171,827        250,829        119,961
        Provisions for losses on contract receivables                 --         64,500       (117,971)
        Inventory net realizable value reserve                   100,000         80,000        (80,000)
        Deferred income taxes                                     44,000       (685,000)       (89,000)
        Gain on disposal of assets                                    --        (89,628)            --
        Changes in operating assets and liabilities
          Contract receivables                                (2,092,651)     3,917,381     (1,123,172)
          Inventories, prepaid expenses and other                279,106       (187,691)      (415,056)
          Costs and estimated earnings in excess of
             billings on uncompleted contracts-net effect     (4,510,733)     2,619,765       (417,420)
          Accounts payable, accrued expenses
             and other                                           (66,827)     1,000,604       (206,733)
------------------------------------------------------------------------------------------------------

Net Cash (Used In) Provided By Operating Activities           (4,483,461)     5,503,400     (1,389,788)
------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
    Expenditures for property and equipment (including
       capitalized interest of  $75,699 in fiscal 1997)         (172,506)    (1,193,618)    (4,554,364)
    Collections on notes receivable                              108,097        109,200         79,975
    Proceeds from sale of short-term  investments-net             90,221        446,924         36,051
    Proceeds from sale of property and equipment                      --      1,054,431             --
    Purchase of Atlas                                                 --       (220,000)            --
    Issuance of notes receivable                                      --       (200,000)            --
------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Investing Activities               25,812         (3,063)    (4,438,338)
------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                  Productivity Technologies Corp. and Subsidiary

                                           Consolidated Statements of Cash Flows

================================================================================


Year Ended June 30,                                        1999            1998           1997
==================================================================================================
Cash Flows From Financing Activities
    Net borrowings (payments) - revolving
      credit agreement                                   2,986,975      (4,100,450)        262,751
    Payments on long-term debt                            (457,383)        (71,139)       (222,006)
    Proceeds from additions of long-term debt                   --              --       5,255,000
    Net borrowings - line-of-credit                             --              --         863,911
--------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities      2,529,592      (4,171,589)      6,159,656
--------------------------------------------------------------------------------------------------

Net (Decrease) Increase In Cash                         (1,928,507)      1,328,748         331,530

Cash, at beginning of year                               2,172,457         843,709         512,179
--------------------------------------------------------------------------------------------------

Cash, at end of year                                  $    244,400    $  2,172,457    $    843,709
==================================================================================================

Supplemental Cash Flow Information
    Cash Paid During the Year For
      Interest, net of amounts capitalized            $    763,320    $  1,058,114    $    878,207
      Income taxes                                          56,687         173,135         827,451
==================================================================================================

Supplemental Noncash Investing and
    Financing Activities
      Issuance of shares under employment contracts   $     93,750    $         --    $         --
      Retirement of debt with proceeds from the
        revolving credit agreement                              --              --      11,036,864
      Construction in progress financed
        with accounts payable                                   --              --         157,000
==================================================================================================

                                 See accompanying notes in financial statements.

                                  Productivity Technologies Corp. and Subsidiary

                                                   Notes to Financial Statements

================================================================================

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

     The accompanying consolidated financial statements include the accounts of PTC and its wholly-owned subsidiary, Atlas (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Nature of Business

     The Company is a manufacturer of automated industrial systems, machinery, equipment, components and engineering services. It operates with two manufacturing plants, sales and engineering offices. The manufacturing plants are located in Fenton, Michigan.

     Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotive-related customers have accounted for the majority of total annual sales. Sales are predominantly in the United States but, in recent years, the Company has targeted sales efforts in Canada, Mexico, Europe and Asia. Export sales during the twelve months ended June 30, 1999, 1998 and 1997 amounted to approximately 28%, 30%, and 20%, respectively, of annual sales.

                                  Productivity Technologies Corp. and Subsidiary

                                                   Notes to Financial Statements

================================================================================

     Short-term Investments

     Short-term investments, representing U.S. Treasury Bills with maturities of twelve months or less, are carried at cost, which approximates market.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of (1) assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                  Productivity Technologies Corp. and Subsidiary

                                                   Notes to Financial Statements

================================================================================

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

     Earnings Per Share

     Earnings per share reflected in the consolidated statements of operations are presented in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The following table presents the earnings per share calculations:

            Year Ended June 30,             1999           1998           1997
     ---------------------------------------------------------------------------
     Numerator for Basic and Diluted
     Earnings Per Share
           Net Income (loss)             $   974,290   $(2,012,350)  $   592,730
     ===========================================================================
     Denominator for Basic and Diluted
     Earnings Per Share
           Weighted average shares
              outstanding                  2,431,986     2,125,000     2,125,000
     ===========================================================================

     Options to purchase shares of common stock were outstanding (see Notes 6 and 7) but were not included in the computation of diluted earnings per share because (1) in fiscal 1999 and 1997, the options' exercise price was greater than the average market price of the common shares, and (2) there was a net loss in fiscal 1998 and therefore any additional shares would be antidilutive.

                                  Productivity Technologies Corp. and Subsidiary

                                                   Notes to Financial Statements

================================================================================


     Long-Lived Assets

     Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment of the Company's long-lived assets has occurred through June 30, 1999.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

     Recent Accounting Pronouncements

     Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities", was issued in April 1998 and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. These statements are effective in fiscal 2000 and are not expected to have a material impact on the Company's consolidated financial statements.

2.   Acquisition

     On May 23, 1996, PTC acquired all the outstanding shares of Atlas for cash of $6,900,000, and related acquisition costs of approximately $337,060. During fiscal 1998, a final purchase price adjustment resulted in $220,000 of additional goodwill. The acquisition, which was pursuant to a Merger Agreement dated December 18, 1995, also included certain employment agreements with bonus arrangements involving the principal shareholders of Atlas (see Note 11).

                                  Productivity Technologies Corp. and Subsidiary

                                                   Notes to Financial Statements

================================================================================

3.   Contract Receivables

     The contract receivables consisted of:

          June 30,                                1999              1998
     ==========================================================================
     Billed
        Completed contracts                     $ 1,575,972    $ 2,816,422
        Uncompleted contracts                     5,577,034      2,276,987
     Unbilled                                       267,066        234,012
     --------------------------------------------------------------------------
     Total Contracts Receivable                   7,420,072      5,327,421
     Less allowance for doubtful accounts          (110,000)      (110,000)
     --------------------------------------------------------------------------
     Total                                      $ 7,310,072    $ 5,217,421
     ==========================================================================


4.   Costs and Estimated Earnings on Uncomplete Contracts

     Costs and estimated earnings on uncompleted contracts consisted of the following:


           June 30,                                  1999             1998
     ===========================================================================
     Costs incurred on uncompleted contracts      $19,018,174   $23,105,651
     Estimated Earnings                             8,649,123     7,762,175
     ---------------------------------------------------------------------------
                                                   27,667,297    30,867,826
     Less billings to date                         18,300,869    26,012,131
     ---------------------------------------------------------------------------
     Total                                        $ 9,366,428   $ 4,855,695
     ===========================================================================

     The above totals are included in the accompanying balance sheets under the following captions:

            June 30,                                1999            1998
     ===========================================================================
     Costs and estimated earnings in excess
       of billings on uncompleted contracts      $ 9,714,477    $ 5,435,957
     Billings in excess of costs and estimated
       earnings on uncompleted contracts            (348,049)      (580,262)
     ---------------------------------------------------------------------------
     Total                                       $ 9,366,428    $ 4,855,695
     ===========================================================================

                                  Productivity Technologies Corp. and Subsidiary

                                                   Notes to Financial Statements

================================================================================

5.   Long-Term Debt

     Long-term debt consisted of:

          June 30,                                      1999               1998
     ===========================================================================
     $16,000,000 revolving credit agreement with a
     bank.  The amount that may be borrowed  under
     this   agreement   is  limited  to  specified
     percentages of contract receivables,  work in
     process and property and  equipment of Atlas.
     The revolving credit  agreement  provides for
     outstanding  borrowings to bear interest at a
     rate  equal  to (a)  the  bank's  prime  rate
     (which was 8% at June 30, 1999) less 1/4%, or
     (b) the 30, 60, or 90 day LIBOR rate plus 230
     basis  points,  at the Company's  option.  No
     principal payments on outstanding  borrowings
     are due until January 31, 2002, at which time
     the entire balance is due.  Borrowings  under
     this   agreement   are    collateralized   by
     substantially   all  assets  of  Atlas.   The
     revolving   credit  agreement  also  contains
     various financial covenants.

                                                     $10,186,140     $ 7,199,165

     First mortgage note payable (1)                   4,100,000       4,500,000

     Other                                               113,256         170,639
     ---------------------------------------------------------------------------

     Total                                            14,399,396      11,869,804

     Less current maturities                             448,353         615,677
     ---------------------------------------------------------------------------

     Long-Term Debt                                  $13,951,043     $11,254,127
     ===========================================================================

                                  Productivity Technologies Corp. and Subsidiary

                                                   Notes to Financial Statements

================================================================================

     (1) In January 1997, the Company borrowed $4,500,000 in connection with variable rate industrial revenue bonds issued by The Economic Development Corporation of the County of Genesee. The note is payable in amounts of $400,000 per year for fiscal years 1999-2001 and then $300,000 per year through fiscal 2012. Interest is payable quarterly and is set weekly by the remarketing agent at a level which allows the bonds to be sold at par. The interest rate at June 30, 1999 was approximately 4.0%. To enhance the marketability of the bonds and guarantee payment of the bonds on the Company's behalf, a bank has issued its letter of credit through December 2001, whereby a fee of 1% is charged annually. Also, the bonds are secured by a first mortgage note collateralized by substantially all assets of the Company.

     Scheduled maturities of long-term debt for future years ending June 30 are as follows: 2000 - $448,353; 2001 - $441,004; 2002 - $10,510,039; 2003 -
     $300,000; 2004 - $300,000 and $2,400,000 thereafter.

6.   Stockholders' Equity

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

     PTC also issued 300,000 warrants to certain investors, which are identical to the Warrants discussed above. No Warrants have been exercised or granted subsequent to May 23, 1996.

     At June 30, 1999, 3,700,000 shares of common stock were reserved for the issuance upon exercise of the warrants described above.

     The Company is authorized to issue 1,000,000 shares of preferred stock ($.001 par value) with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred stock has been issued by the Company.

                                  Productivity Technologies Corp. and Subsidiary

                                                   Notes to Financial Statements

================================================================================

7.   Employee Benefit Plans


     The Company has a 401(k) plan covering substantially all employees. The plan allows for eligible employees to defer a portion of their salary. In addition, discretionary contributions may be made by the Company. The Company contributed $154,400 and $148,700 for the years ended June 30, 1999 and 1997, respectively. The Company made no contribution for the year ended June 30, 1998.

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


        Year Ended June 30,                        1998                 1997
     ===========================================================================
     Net income (loss) - as reported           $  (2,012,350)   $     592,730
     Net income (loss) - pro forma                (2,081,456)         259,445
     Basic earnings per share - as reported             (.95)             .28
     Basic earnings per share - pro forma               (.98)             .12
     ===========================================================================

     No data has been presented for the year ended June 30, 1999 because there were no options granted during the year.

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

     A summary of the status of the Company's stock options is as follows:

                                                                     Weighted-
                                                                       Average
                                                                      Exercise
                                                            Shares       Price
     ===========================================================================
     Outstanding and exercisable at July 1, 1996                --    $  --
     Granted                                               255,000     5.00
     Expired                                                    --       --
     Exercised                                                  --       --
     ---------------------------------------------------------------------------
     Outstanding and exercisable at June 30, 1997          255,000     5.00
     Granted                                                40,000     4.13
     Expired                                                    --       --
     Exercised                                                  --       --
     ---------------------------------------------------------------------------
     Outstanding and exercisable at June 30, 1998          295,000     4.88
     Granted                                                    --       --
     Expired                                                    --       --
     Exercised                                                  --       --
     ---------------------------------------------------------------------------
     Outstanding and Exercisable at June 30, 1999          295,000    $4.88
     ===========================================================================

     The weighted-average grant date fair value of options during fiscal 1998 and 1997 was approximately $1.73 and $1.31, respectively.

     The  following  table  summarizes   information   regarding  stock  options
     outstanding and exercisable at June 30, 1999:

                                                           Weighted Average
                                       Options     -----------------------------
                                   Outstanding        Remaining
            Range of                       And      Contractual      Exercisable
     Exercise Prices                Exercisable            Life            Price

     $4.125-$5.00                       295,000        2 years        $   4.88
     -==========================================================================

                                  Productivity Technologies Corp. and Subsidiary

                                                   Notes to Financial Statements

================================================================================


8.   Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

     Significant   components   of  the   Company's   deferred  tax  assets  and
     (liabilities) are as follows:

               June 30,                               1999           1998
     ===========================================================================

     Current
       Inventory net realizable value reserve       $ 102,000    $  68,000
       Research credit carryforward - net             100,000       34,000
       Accrual for executive bonus agreement               --      237,000
       Other                                          229,000      136,000
     ---------------------------------------------------------------------------

     Net Current Deferred Tax Asset                 $ 431,000    $ 475,000
     ===========================================================================

     Non-Current
       Depreciation and basis of assets             $(582,000)   $(569,000)
       Executive deferred compensation agreement      377,000      488,000
       Research credit carryforward - net             210,000       30,000
       Other                                           (5,000)      51,000
     ---------------------------------------------------------------------------

     Net Non-Current Deferred Tax Liability         $      --    $      --
     ===========================================================================

     Significant components of income tax expense (benefit) are as follows:

     Year Ended June 30,              1999         1998             1997
     ===========================================================================

     Federal
       Current                    $  41,000      $(315,000)      $ 481,000
       Deferred                      44,000       (685,000)        (89,000)

     State
       Current                       15,000         50,000          58,000
     --------------------------------------------------------------------------

     Total                        $ 100,000      $(950,000)      $ 450,000
     ==========================================================================

                                  Productivity Technologies Corp. and Subsidiary

                                                   Notes to Financial Statements

================================================================================


     The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense (benefit) is as follows:

     Year Ended June 30,                 1999          1998            1997
     ===========================================================================
     Tax expense (benefit)
        at statutory rate            $   365,000    $(1,007,000)   $   355,000

     Goodwill amortization
       and other non-deductible
       items                              59,000         62,000         55,000

     State  income  taxes,  net of
     federal income tax benefit           10,000         33,000         38,000

     Research credit - net              (246,000)            --        (40,000)

     Other - net                         (88,000)       (38,000)        42,000
     ---------------------------------------------------------------------------

     Income Tax Expense
       (Benefit)                     $   100,000    $  (950,000)   $   450,000
     ===========================================================================

     During fiscal 1999, the Internal Revenue Service (IRS) completed its audit for the fiscal year ended June 30, 1995. The main area of review was research and experimentation (R&E) tax credits the Company had calculated and filed for in fiscal years 1990 through 1995. Due to this ongoing IRS audit and the uncertainty of its outcome, the Company included significant reserves when estimating R&E tax credits to be realized in fiscal 1998 and 1997. As a result of the IRS audit completed during the current fiscal year, the Company believes it can more accurately estimate its R&E tax credits. As a result, management has reduced its reserves related to the prior years' R&E tax credits by $141,000, and recorded this change in estimate during 1999 as a reduction in income tax expense.

     Atlas has tax research credit carryforwards totaling approximately $618,000 that will begin to expire in 2012. Based on management's, estimates, these credit carryforwards have been reduced by 50% for financial statement purposes to reflect their estimated future value.

                                  Productivity Technologies Corp. and Subsidiary

                                                   Notes to Financial Statements

================================================================================


9.   Major Customers

     For the twelve months ended June 30, 1999, 1998 and 1997, the Company's sales to its major customers (each representing more than 10% of total net sales) amounted to approximately 30%, 50% and 44% of total annual sales, respectively. During 1999, there were two major customers each representing 15% of total net sales; during 1998, there were three major customers representing 27%, 13% and 10% of total net sales; and during 1997 there were three major customers representing 20%, 12% and 12% of total net sales.

10.  Arbitration Settlement

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


11.  Bonus Restructuring

     During fiscal 1998, the Company amended the employment agreements of two executive officers of Atlas that were previously entered into in connection with the Merger Agreement (see Note 2). These amended employment agreements are identical except that one agreement expired on December 31, 1998, and the other expires on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of the Company. Annual compensation under each agreement is $198,588, subject to cost of living increases for one of the officers. The amended agreements also provide that each executive, regardless of future employment, will receive four annual payments of $207,571 commencing July 30, 1999. Each executive also received 150,000 shares of restricted common stock of the Company issued during fiscal 1999. The restricted common stock has been valued at market value less a 30% discount for lack of marketability. Included in the accompanying financial statements as of and for the years ended June 30, 1999 and 1998 related to these amended agreements are the following:

                                  Productivity Technologies Corp. and Subsidiary

                                                   Notes to Financial Statements

================================================================================


                                                     1999           1998
     ===========================================================================
     Balance Sheet
       Current maturities of executive
         deferred compensation agreement          $  326,706     $       --
       Executive Deferred Compensation
         Agreement, less current maturities         1,109,677      1,436,383
       Common stock to be issued                          --        696,520
     ===========================================================================
     Statement of Operations
         Bonus restructuring expense              $       --     $2,131,903
     ===========================================================================

     The amended agreements described above superseded two previously existing employment agreements, which provided for two bonus calculations based on earnings of the Company. As of June 30, 1998, there was $810,000 to be paid under these superseded agreements; this amount was paid in fiscal year 1999, and no future amounts are payable.

                                  Productivity Technologies Corp. and Subsidiary

                                 Schedule II - Valuation and Qualifying Accounts

================================================================================


                                                                                  Additions
                                                                  Balance at      Charged to                                 Balance
                                                                   Beginning        Cost and                                  at End
Description                                                        of Period        Expenses            Deductions         of Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended June 30, 1999
    Allowance for doubtful accounts
      (deducted from contract receivables)                         $ 110,000        $      --            $      --         $ 110,000
    Inventory net realizable value reserve                           200,000          100,000                   --           300,000
    Warranty reserve                                                 119,190          960,499(3)          (879,689)          200,000
====================================================================================================================================
Year Ended June 30, 1998
    Allowance for doubtful accounts
      (deducted from contract receivables)                         $  45,500        $  64,500            $      --         $ 110,000
    Inventory net realizable value reserve                           120,000           80,000                   --           200,000
    Warranty reserve                                                  24,078          622,717(3)          (527,605)          119,190
====================================================================================================================================
Year Ended June 30, 1997
    Allowance for doubtful accounts
      (deducted from contract receivables)                         $ 163,471        $ (78,753)(1)        $ (39,218)        $  45,500
    Inventory net realizable value reserve                           200,000               -- (2)          (80,000)          120,000
    Warranty reserve                                                  25,000          364,823 (3)         (365,745)           24,078
====================================================================================================================================

(1) Accounts deemed to be uncollectible (net of accounts collected that were previously deducted).

(2)  Inventory disposed of, charged to reserve.

(3)  Actual warranty charges incurred, charged to reserve.

EXHIBIT INDEX

      Exhibit No.   Description
      -----------   -----------


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

          4.1       Form of Common Stock Certificate of the Company*

          4.2       Form of Warrant Certificate of the Company*

          4.3       Unit Purchase  Option between GKN  Securities  Corp. and the
                    Company*

          4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company*

          10.1 Employment Agreement dated May 23, 1996 between Atlas Technologies, Inc. ("Atlas") and Ronald M. Prime***

          10.2 Employment Agreement dated May 23, 1996 between Atlas Technologies, Inc. and Michael D. Austin***

          10.3 Bonus Restructuring Agreement dated June 30, 1998 between Atlas Technologies, Inc. and Messrs. Michael D. Austin and Ronald Prime****

          10.4      1996 Performance Equity Plan of the Company***

          27        Financial Data Schedule *****

----------
* Filed as Exhibits to Registration Statement on Form S-1, No. 33-78188, and incorporated herein by reference.

** Filed as Exhibit to Report on Form 8-K filed June 7, 1996, and incorporated herein by reference.

*** Filed as Exhibits to Report on Form 10-K for fiscal year ended March 31, 1996 and incorporated herein by reference

**** Filed as Exhibits to Report on Form 10-K for fiscal year ended March 31, 1998 and incorporated herein by reference

*****  Filed herewith.