Form 10-Q
period 1999-09-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 1999-11-15
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 1999

                                       OR

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________  to ____________________


                         Commission file number 0-24242

                         PRODUCTIVITY TECHNOLOGIES CORP.
        (Exact name of small business issuer as specified in its charter)

                         Delaware                                                 13-3764753
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

          509 Madison Avenue, New York, New York                                     10022
              (Address of Principal Offices)                                       (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 843-1480

                                 Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check [root] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes __X__     No _____


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1999: 2,475,000 shares, $ .001 par value common stock.

                                TABLE OF CONTENTS

                                                                            Page

Part I.  Financial Information for Productivity Technologies Corp. ...........4
         ("PTC" or "Company") and Subsidiary Atlas Technologies, Inc.
         ("Atlas")

Item 1.  Interim Financial Statements.........................................4

         Consolidated Balance Sheets..........................................4

         Consolidated Statements of Operations................................6

         Consolidated Statement of Stockholders' Equity.......................7

         Consolidated Statements of Cash Flow.................................8

         Notes to Financial Statements........................................9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...........12

Part II. Other Information...................................................12

Item 1.  Legal Proceedings...................................................12

Item 6.  Exhibits and Reports on Form 8-K....................................12

Signatures...................................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets ( Unaudited)

                                                                September 30,       June 30,
                                                                     1999             1999
                                                                 -----------      -----------
Assets

Current assets
  Cash                                                           $    55,948      $   244,400
  Short-term investments, including accrued interest                 597,323          392,059
  Contracts receivable, net of allowance for doubtful
    accounts of $110,000                                          11,195,285        7,310,072
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                          5,819,604        9,714,477
  Inventories                                                        848,626          641,615
  Prepaid expenses and other                                          86,621          414,366
  Deferred income taxes                                              463,197          431,000
                                                                 -----------      -----------
Total current assets                                              19,066,604       19,147,989
                                                                 -----------      -----------
Property and equipment
  Land                                                           $   591,514      $   591,514
  Buildings and improvements                                       4,854,798        4,854,799
  Machinery and equipment                                          3,848,921        3,848,921
  Transportation equipment                                            31,500           31,500
                                                                 -----------      -----------
    Total fixed assets                                             9,326,733        9,326,734
    Less accumulated depreciation                                  1,633,862        1,483,000
                                                                 -----------      -----------
Net property and equipment                                         7,692,871        7,843,734
                                                                 -----------      -----------
Other assets
  Goodwill, net of accumulated amortization of $366,261 and
  $340,521                                                         2,458,464        2,484,204
  Other assets                                                       622,034          632,053
                                                                 -----------      -----------
Total other assets                                                 3,080,498        3,116,257
                                                                 -----------      -----------
Total assets                                                     $29,839,973      $30,107,980
                                                                 ===========      ===========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets (Unaudited) - Cont.

                                                          September 30,         June 30,
                                                              1999               1999
                                                          ------------       ------------
Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                        $    977,872       $  1,879,817
  Accrued expenses
    Commissions payable                                        700,727            795,959
    Payroll and related withholdings                           130,542            239,536
    Other                                                      790,748          1,291,567
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          188,624            348,049
  Current maturities of executive deferred
    compensation agreements                                    347,925            326,706
  Current maturities of long term debt                         448,353            448,353
                                                          ------------       ------------
Total current liabilities                                 $  3,584,791       $  5,329,987

Executive deferred compensation agreements, less
  current maturities                                           760,427          1,109,677
Long-term debt less current maturities                      16,027,135         13,951,043
                                                          ------------       ------------
Total liabilities                                           20,372,353         20,390,707
                                                          ------------       ------------
Stockholders' equity
  Preferred Stock, $.001 par value, 1,000,000 shares
  authorized; none outstanding

  Common Stock, .$001 par value, 20,000,000
  shares authorized; 2,475,000 shares issued and
  outstanding                                                    2,475              2,475

  Additional paid-in capital                                 9,966,408          9,966,408

  Deficit                                                     (501,263)          (251,610)
                                                          ------------       ------------

Total stockholders' equity                                   9,467,620          9,717,273
                                                          ------------       ------------
Total liabilities and stockholders' equity                $ 29,839,973       $ 30,107,980
                                                          ============       ============

See accompany notes to financial statements.

Productivity Technologies Corp. and Subsidiary

Consolidated Statements of Operations ( Unaudited)

                                                       First Quarter Ended
                                                 -------------------------------
                                                 September 30,     September 30,
                                                      1999             1998
                                                 -------------     -------------
Revenues:
  Contract revenues earned                        $ 6,529,112      $ 8,150,682
Cost of revenues earned                             5,231,260        5,672,750
                                                  -----------      -----------
Gross profit                                        1,297,852        2,477,932
Selling, general and administrative expenses        1,459,571        2,032,424
                                                  -----------      -----------
Income (loss) from operations                        (161,719)         445,508
                                                  -----------      -----------
Other income ( expense)
  Interest income                                      20,682           11,804
  Interest expense                                   (261,346)        (200,272)
  Miscellaneous                                        24,730            2,788
                                                  -----------      -----------
Total other expense                                  (215,934)        (185,680)
                                                  -----------      -----------
Income (loss) before income taxes                    (377,653)         259,828
Income tax expense (benefit)                         (128,000)          85,000
                                                  -----------      -----------
Net income (loss)                                 ($  249,653)     $   174,828
                                                  ===========      ===========
Basic and diluted earnings per share              ($     0.10)     $      0.07
                                                  ===========      ===========
Weighted average number of
  Common shares outstanding                         2,475,000        2,425,000

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statement of Stockholders' Equity (Unaudited)

                                     Common Stock       Additional                    Total
                                --------------------     Paid-In                   Stockholders'
                                  Shares      Amount     Capital       Deficit        Equity

Balance July 1, 1999            2,475,000     $2,475    $9,966,408    ($251,610)    $9,717,273
Net loss                                                              ($249,653)    ($ 249,653)
                                ---------     ------    ----------    ---------     ----------
Balance as of
September 30, 1999              2,475,000     $2,475    $9,966,408    ($501,263)    $9,467,620
                                =========     ======    ==========    =========     ==========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statement of Cash Flows  (Unaudited)

                                                                   First Quarter Ended
                                                             -------------------------------
                                                             September 30,     September 30,
                                                                  1999              1998
                                                             -------------     -------------
Cash flows from operating activities
  Net income (loss)                                           ($  249,653)      $   174,828
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities
    Depreciation                                                  150,863           121,746
    Amortization                                                   25,740           (22,772)
    Deferred income tax                                           (32,197)         (410,239)
  Changes in operating assets and liabilities:
    Contract receivables                                       (3,885,213)       (2,168,349)
    Inventories, prepaid expenses and other                       130,753           582,944
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                         3,735,448           846,107
    Accounts payable, accrued expenses and other               (1,606,990)         (510,896)
                                                              -----------       -----------
Net cash used in operating activities                         ($1,731,249)      ($1,386,631)
                                                              -----------       -----------
Cash flows from investing activities
  Collection of notes receivable                              $       -0-       $    86,415
  Purchase of short-term investments - net                       (205,264)         (662,515)
  Expenditures for property and equipment                             -0-           (34,472)

Net cash used in investing activities                         ($  205,264)      ($  610,572)
                                                              -----------       -----------
Cash flows from financing activities
  Net borrowings (payments) - revolving credit agreement        2,093,000                --
  Payments on executive deferred compensation agreements         (328,031)               --
  Payments on long-term debt                                      (16,908)         (119,500)
                                                              -----------       -----------

Net cash provided by (used in) financing activities           $ 1,748,061       ($  119,500)
                                                              -----------       -----------
Net decrease in cash                                          ($  188,452)      ($2,116,703)
Cash at the beginning of the period                               244,400         2,172,457
                                                              -----------       -----------
Cash at the end of the period                                      55,948            55,754
                                                              ===========       ===========

  Cash paid during the period for interest                    $   261,346       $   200,272
                                                              ===========       ===========

See accompanying notes to financial statements.

Notes to Financial Statements (Unaudited)

1.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instruction to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operation results for the three months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

The consolidated financial statements should be read in conjunction with Productivity Technologies Corp. and Subsidiary's Form 10-K for the fiscal year ended June 30, 1999. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The accompanying financial statements include the consolidated accounts of PTC and Atlas. All significant inter- company accounts and transactions have been eliminated upon consolidation.

Nature of Business

Atlas, PTC's sole operating subsidiary, is a leading innovator and supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and other metal stamping operations. Atlas operates two manufacturing plants in Fenton, Michigan and has sales and engineering offices in Michigan, Europe and China.

Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include steel service centers and manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and large construction equipment. Sales to automotive related customers account for the majority of sales.

Revenue and Cost Recognition

Contract revenues from fixed price contracts, and the related contract costs, are recognized using the percentage-of- completion method. The percentage-of-completion method measures the percentage of contract costs incurred to date and compares these costs to the total estimated costs for each contract. The Company estimates the status of individual contracts when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job condition, estimated profitability, and final contract settlement may result in revisions to costs and income, and are recognized in the period the revisions are determined.

Revenues from time-and-material contracts are recognized currently as the work is performed.

Earnings Per Share

Earnings per share for the first quarter ended September 30, 1999 has been computed based on the weighted average number of 2,475,000 common and diluted common equivalent shares outstanding. Earnings per share for the first quarter ended September 30, 1998 has been computed based on the weighted average number of 2,425,000 common and diluted common equivalent shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unaudited revenues for the quarter ended September 30, 1999 were $6,529,112, as compared to $8,150,682 for the quarter ended September 30, 1998. This 20% decline in revenues was primarily due to lower customer demand during the quarter ended September 30, 1999 and unanticipated cost overruns on certain projects, which lowered revenue recognition in accordance with the percentage of completion accounting method. The order backlog as of September 30, 1999 was $13.5 million, down 16% from the June 30, 1999 backlog of $16.0 million. The decline in backlog was mainly due to slower closings of new orders which Atlas management believes was due in part to recent labor negotiations between the United Automobile Workers (UAW) union and the major U.S. automakers. The volume of new business quotes, both domestic and foreign, remains active.

Cost of revenues earned for the quarter ended September 30, 1999 was $5,231,260, down 8% from $5,672,750 for the quarter ended September 30, 1998. Cost of revenues earned as a percent of revenues increased to 80% of revenues during the quarter compared to 70% of revenues during the quarter ended September 30, 1998. This increase in cost of revenues earned as a percentage of revenues earned is primarily due to the cost overuns noted in the paragraph above and lower than usual sales volumes which were not sufficient to absorb fixed manufacturing overhead.

Gross profit for the quarter ended September 30, 1999 was $1,297,852, representing a 48% decrease compared to the $2,477,932 gross profit for the quarter ended September 30, 1998. Gross profit decreased due the factors cited above regarding the increase in costs of revenues earned as a percent of revenues. The Company's gross profit margin decreased 34% relative to the gross profit margin one year ago.

Consolidated selling, general and administrative (SG&A) expenses were $1,459,571, down 28% from the quarter ended September 30, 1998 of $2,032,424. In early calendar year 1999, and continuing through the summer of 1999, the Company and Atlas reduced fixed costs and lowered the sales level which Atlas would have to achieve in order for the Company to be profitable. The decline in SG&A expenses for the quarter ended September 30, 1999 as compared to the quarter one year ago is due in part to these cost reductions.

The net loss from operations (net income (loss) before interest and income taxes) for the quarter ended September 30, 1999 was $161,719, compared to income from operations reported in the quarter ended a year ago of $445,508. The decrease resulted from slower than expected sales and the cost overruns on certain work in process described above.

Interest expense for the quarter ended September 30, 1999 was $261,346, up 30% from $200,272 for the quarter ended September 30, 1998. Higher interest costs in the quarter ended September 30, 1999 were due to a higher proportion, relative to the quarter one year ago, of large projects in the plant which contained few or no progress payment provisions. As a result, Atlas was required to carry the cost of material and labor inputs on these works in process. On such projects, Atlas usually does not collect customer payments until immediately prior to product shipment.

The net loss for the quarter ended September 30, 1999 was $249,653, compared to net income of $174,828 for the quarter ended September 30, 1998. The net loss for the quarter was the result of the factors discussed above. The net loss per share was $0.10 for the first quarter in fiscal 2000 compared to a net profit of $0.07 for the first quarter in fiscal 1999. There were 2,475,000 weighted average common shares outstanding during the first quarter in fiscal 2000, compared to 2,425,000 weighted average common shares outstanding in the first quarter 1999.

Liquidity and Capital Resources

Atlas believes it has sufficient capital to meet short and long term funding needs. Management expects financing facilities currently in place, along with anticipated cash available from operations, will be sufficient for general operations and any required current year asset purchases.

At September 30, 1999, Atlas had (a) debt of $12,279,140 under the line of credit, and $4,100,000 under the Industrial Revenue Bond, payable over 15 years,
(b) deferred executive compensation obligations of $1,108,352 scheduled to be paid over four equal annual installments commencing July 1999 through July 2002, and (c) other debt of $96,348. This total of $17,583,840 compares to total combined long-term debt financing and line of credit current balances of $15,835,779 as of June 30, 1999.

The Company believes that, as a result of the current loan facility, its short-term credit availability is adequate to support its business operation at current and near-term anticipated sales levels.

Working  capital at September 30, 1999 was $15,481,813 and the current ratio was
5.3 to 1, compared to $13,818,002 and a current ratio of 3.6 to 1, respectively, for the Company at June 30, 1999.

Year 2000 Compliance

The Company is installing an enterprise resource planning ("ERP") system at Atlas, which includes computer systems for its internal accounting and reporting activities and its manufacturing operations and processes which are "Year 2000 compliant" (which means that such computer systems and other information technology will accurately process date/time data regardless of whether the date is in the twentieth or twenty-first century). The acquisition and installation of the system are expected to cost approximately $340,000, of which approximately $305,000 was expended through September 30, 1999. Because the system is being implemented as an overall upgrade to Atlas's operations and not specifically to address Year 2000 compliance concerns, management has not estimated the portion of the cost which may be allocable to Year 2000 compliance. Atlas management has not assessed whether or not the failure of Atlas's internal information technology to be Year 2000 compliant would have a material adverse effect upon the Company's financial position, liquidity or results of operations since it believes that installation and operation of the new system will be accomplished in advance of December 31, 1999.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 1999. There has been no material change in the disclosure regarding market risk.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended June 30, 1999, there have been no material new legal proceedings involving the Company or any material developments to such proceedings.

ITEM 5.   OTHER INFORMATION

On October 29, 1999, the Board voted unanimously to relocate its headquarters to Michigan and reduce the number of directors from eight to five. The following three directors offered their resignations to be effective December 31, 1999:
Ray J. Friant, Jr., Joseph K. Linman and John S. Strance. The continuing directors will be Michael Austin, Alan Foster, Alan Goldman, Jesse Levine and Samuel Seidman. Mr. Seidman will become Chairman, in addition to continuing as President and Chief Executive Officer of the Company effective January 1, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibits

               27.  Financial Data Schedule

          B.   Reports on Form 8-K -- None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PRODUCTIVITY TECHNOLOGIES CORP.


Date: November 12, 1999                 By:  /s/ Samuel N. Seidman
                                        ---------------------------------------
                                        Samuel N. Seidman, President



Date: November 12, 1999                 By:  /s/  Jesse Levine
                                        ---------------------------------------
                                        Jesse Levine, Chief Financial Officer