Form 10-Q
period 1999-12-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2000-02-22
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to _______________________


                         Commission file number 0-24242

                         PRODUCTIVITY TECHNOLOGIES CORP.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                               13-3764753
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

           206 South Main Street, 2nd Floor, Ann Arbor, Michigan 48104
                    (Address of Principal Offices)(Zip Code)

Registrant's Telephone Number, Including Area Code     (734) 996-1700

             509 Madison Avenue, 4th Floor, New York, New York 10022
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 21, 2000: 2,475,000 shares, $ .001 par value common stock.

                                TABLE OF CONTENTS


                                                                            Page

Part I.    Financial Information for Productivity Technologies Corp. ......... 3
           ("PTC" or "Company") and Subsidiary Atlas Technologies, Inc.
           ("Atlas")

Item 1.    Interim Financial Statements ...................................... 3

           Consolidated Balance Sheets ....................................... 4

           Consolidated Statements of Operations ............................. 6

           Consolidated Statement of Stockholders' Equity .................... 7

           Consolidated Statements of Cash Flow .............................. 8

           Notes to Financial Statements ..................................... 9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................. 10

Item 3.    Quantitative and Qualitative Disclosure about Market Risk ........ 12

Part II.   Other Information ................................................ 12

Item 1.    Legal Proceedings ................................................ 12

Item 5.    Other Information ................................................ 12

Item 6.    Exhibits and Reports on Form 8-K ................................. 12

Signatures .................................................................. 13

                 PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARY


                          PART I: FINANCIAL INFORMATION


ITEM 1. INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instruction to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three and six months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

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

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets ( Unaudited)

                                                                          December 31,      June 30,
                                                                          1999              1999
                                                                          ----              ----

Assets

Current assets

     Cash                                                                     $11,880          $244,400
     Short-term investments, including accrued interest                       300,841           392,059
     Contract receivables, net of allowance for doubtful accounts           9,184,986         7,310,072
     Costs and estimated earnings in excess of billings on
        uncompleted contracts                                               6,708,854         9,714,477
     Inventories                                                            1,028,626           641,615
     Prepaid expenses and other                                               139,331           414,366
     Deferred income taxes                                                    494,197           431,000
                                                                          -----------       -----------
Total current assets                                                       17,868,715        19,147,989
                                                                          -----------       -----------

Property and equipment

     Land                                                                    $591,514          $591,514
     Buildings and improvements                                             4,862,975         4,854,799
     Machinery and equipment                                                3,952,558         3,848,921
     Transportation equipment                                                  31,500            31,500
                                                                          -----------       -----------
                                                                            9,438,547         9,326,734
         Less accumulated depreciation                                      1,784,726         1,483,000
                                                                          -----------       -----------
Net property and equipment                                                  7,653,821         7,843,734
                                                                          -----------       -----------

Other assets

     Goodwill, net of accumulated amortization  of $392,001 and
     $340,521                                                               2,432,724         2,484,204
     Other assets                                                             595,138           632,053
                                                                          -----------       -----------
Total other assets                                                          3,027,862         3,116,257
                                                                          -----------       -----------
                                                                          $28,550,399       $30,107,980
                                                                          ===========       ===========



See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Balance Sheets (Unaudited)

                                                                 December 31,        June 30,
                                                                    1999               1999
                                                                    ----               ----

Liabilities and stockholders' equity
Current liabilities

    Accounts payable                                              $2,980,102        $1,879,817
    Accrued expenses
       Commissions payable                                           510,845           795,959
       Payroll and related withholdings                              238,276           239,536
       Other                                                         897,488         1,291,567

    Billings in excess of costs and estimated
       earnings on uncompleted contracts                             477,229           348,049
    Current maturities of executive deferred                         348,560           326,706
    Compensation agreements
    Current maturities of long-term debt                             441,004           448,353
                                                                ------------      ------------
Total current liabilities                                         $5,893,504        $5,329,987


Executive deferred compensation agreements, less                     759,792         1,109,677
current maturities
Long-term debt, less current maturities                           12,374,840        13,951,043
                                                                ------------      ------------
Total liabilities                                                 19,028,136        20,390,707
                                                                ------------      ------------

Stockholders' equity

    Common stock, .$001 par value, 20,000,000                          2,475             2,475
       shares authorized; 2,475,000 shares outstanding
    Additional paid-in capital                                     9,966,408         9,966,408
    Deficit                                                         (446,620)         (251,610)
                                                                ------------      ------------
Total stockholders' equity                                         9,522,263         9,717,273
                                                                ------------      ------------
                                                                 $28,550,399       $30,107,980
                                                                ============      ============



See accompany notes to financial statements.

Productivity Technologies Corp. and Subsidiary

Consolidated Statements of Operations (Unaudited)


                                                         Three Months Ended                    Six Months Ended
                                                         ------------------                    ----------------
                                                    December 31,      December 31,        December 31       December 31,
                                                       1999              1998                1999              1998

Contract Revenues Earned                             $8,886,647         $7,849,570        $15,415,759        $16,000,252
Cost of Revenues Earned                               7,107,073          5,949,804         12,338,333         11,622,554
                                                   ------------       ------------       ------------       ------------
Gross profit                                          1,779,574          1,899,766          3,077,426          4,377,698
Selling, general and administrative expenses          1,484,144          1,872,253          2,943,715          3,904,677
                                                   ------------       ------------       ------------       ------------
Income from operations                                  295,430             27,513            133,711            473,021
                                                   ------------       ------------       ------------       ------------

Other income ( expense)

    Interest income                                       3,870             27,622             24,552             39,426
    Interest expense                                   (255,759)          (201,019)          (517,075)          (386,699)
    Miscellaneous                                        38,072             29,660             62,802             32,448
                                                   ------------       ------------       ------------       ------------

Total other expenses                                   (213,787)          (143,737)          (429,721)          (314,825)
                                                   ------------       ------------       ------------       ------------
Income (Loss) before income taxes                        81,643           (116,224)          (296,010)           158,196
Income tax expense (benefit)                             27,000            (39,339)          (101,000)            45,661
                                                   ------------       ------------       ------------       ------------
Net income (loss)                                       $54,643           ($76,885)         ($195,010)          $112,535
                                                   ============       ============       ============       ============
Basic and Diluted Earnings                                $0.02             $(0.03)            ($0.08)             $0.05
                                                   ============       ============       ============       ============
Weighted average number of
    common shares outstanding                         2,475,000          2,475,000          2,475,000          2,475,000



See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity ( Unaudited)



                                     Common  Stock           Additional                          Total
                              --------------------------        Paid-In                  Stockholders'
                                   Shares         Amount        Capital        Deficit          Equity


Balance July 1, 1999            2,475,000         $2,475     $9,966,408      ($251,610)     $9,717,273

Net loss (unaudited)                                                         ($195,010)      ($195,010)
                              -----------    -----------    -----------    -----------     -----------

December 31, 1999               2,475,000         $2,475      9,996,408      ($446,620)     $9,522,263
                              ===========    ===========    ===========    ===========     ===========



See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statement of Cash Flows  (Unaudited)

                                                                         Six Months Ended
                                                                   -------------------------------
                                                                   December 31,       December 31,
                                                                   1999               1998
                                                                   ----               ----

Cash flows from operating activities

    Net income (loss)                                                ($195,010)          $112,535
    Adjustments to reconcile net income (loss)to net cash
    Provided by (used in ) operating activities:
         Depreciation                                                  301,726            262,924
         Amortization                                                  101,171             60,356
         Deferred income tax                                           (63,197)          (371,239)
    Changes in operating assets and liabilities:
         Contract receivables                                       (1,874,914)            54,729
         Inventories, prepaid expenses and other                      (124,752)           471,256
         Costs and estimated earnings in excess of
            billings on uncompleted contracts, net effect            3,134,803         (2,293,424)
         Accounts payable, accrued expenses and other                  419,832         (1,335,843)
                                                                   -----------        -----------
Net cash provided by (used in) operating activities                  1,699,659        ($3,038,706)
                                                                   ===========        ===========

Cash flows from investing activities

    Collections on notes receivable                                       $-0-            $86,415
    Proceeds from sale of short-term investments --net                  91,218             (2,367)
    Expenditures for property and equipment                           (111,814)           (57,850)
    Increase in notes receivable                                          $-0-               $-0-
                                                                   -----------        -----------
Net cash provided by (used in) investing activities                    (20,596)           $26,198
                                                                   ===========        ===========
Cash flows from financing activities

    (Payments) or borrowings revolving credit agreement             (1,154,140)         1,589,600
    Payments on long term debt                                        (429,412)          (469,518)
    Payments on executive deffered compensation agreement             (328,031)              --
    Proceeds from additions of long-term debt                             $-0-               $-0-
                                                                   -----------        -----------
Net cash provided by (used in) financing activities                $(1,911,583)        $1,120,082
                                                                   -----------        -----------
Net increase (decrease) in cash                                       (232,520)        (1,892,426)
Cash at the beginning of the period                                    244,400          2,136,826
                                                                                      -----------
Cash at the end of the period                                          $11,880           $244,400
                                                                   ===========        ===========
Supplemental cash flow Information

    Cash paid during the period for interest                          $517,075           $386,699
    Income Taxes                                                          $-0-               $-0-
                                                                   -----------        -----------



See accompanying notes to financial statements.

Notes to Financial Statements (Unaudited)

1.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three months ended December 31, 1999 and six months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

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

Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include steel service centers and manufacturers of lawn and garden equipment, office furniture, heating, ventilation and air conditioning equipment, and large construction equipment. Sales to automotive related customers account for the majority of sales.

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

Earnings Per Share

Earnings per share for the second quarter ended December 31, 1999 has been computed based on the weighted average number of 2,475,000 common and diluted common equivalent shares outstanding. Earnings per share for the second quarter ended December 31, 1998 has been computed based on the weighted average number of 2,475,000 common and diluted common equivalent shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unaudited revenues for the quarter ended December 31, 1999 were $8,886,647, as compared to $7,849,570 for the quarter ended December 31, 1998. The 13% increase in revenues was primarily due to increased production during the quarter ended December 31, 1999. Sales revenues for the six months ended December 31, 1999 were $15,415,759, down 4% from the six months ended December 31, 1998 revenues of $16,000,252. The decrease reflects lower revenues during the first quarter of the current fiscal year as compared to the first quarter for the previous fiscal year. The order backlog as of December 31, 1999 was $13.0 million, down 19% from the June 30, 1999 backlog of $16.0 million. The decline in backlog was mainly due to slower closings of new orders, which Atlas management believes was due in part to early Autumn 1999 labor negotiations between the United Automobile Workers (UAW) union and the major U.S. automakers. The volume of new business quotes, both domestic and foreign, remains active.

Cost of revenues earned for the quarter ended December 31, 1999 was $7,107,073, up 19% from $5,949,804 for the quarter ended December 31, 1998. For the six months ended December 31, 1999 cost of revenues earned were $12,338,333, up 6% from costs of $11,622,554 for the six months ended December 31, 1998. Cost of revenues earned as a percentage of revenues increased to 80% of revenues during each of the quarter and six months ended December 31, 1999 as compared to 76% and 73%, respectively, of revenues for the comparable periods ended December 31, 1998. The increase in cost of revenues earned as a percentage of revenues for the three and six month periods in fiscal 2000 was primarily due to cost overruns incurred late in the production cycle for certain products during the first and second fiscal quarters of fiscal 2000.

Gross profit for the quarter ended December 31, 1999 was $1,779,574, representing a 6% decrease compared to the $1,899,766 gross profit for the quarter ended December 31, 1998. For the six months ended December 31, 1999 gross profits were $3,077,426, down 30% compared to the six months ended December 31, 1998 gross profit of $4,377,698. Gross profits decreased during the three and six month periods in fiscal 2000 primarily due to cost overruns incurred during the first and second quarters of fiscal 2000.

Consolidated selling, general and administrative (SG&A) expenses were $1,484,144, down 21% from the quarter ended December 31, 1998 SG&A expenses of $1,872,253. For the six months ended December 31, 1999 SG&A expenses were $2,943,715, down 25% from December 31, 1998 expenses of $3,904,677. In January 1999, and continuing through June 1999, the Company and Atlas reduced fixed costs as part of a cost reduction initiative. The decline in SG&A expenses for the quarter ended December 31, 1999 as compared to the quarter one year ago is due in part to these cost reductions. In addition, commission costs were lower due to a change in the mix of products sold.

Income from operations for the quarter ended December 31, 1999 was $295,430, compared to income from operations for the quarter ended December 31, 1998 of $27,513. Income from operations for the six months ended December 31, 1999 was $133,711 compared to income from operations of $473,021 for the six months ended December 31, 1998. The increase in income from operations for the quarter was the result of decreased selling, general and administrative expenses. The reduction in income from operations for the six month period ended

December 31, 1999 compared to the six months ended December 31, 1998 was due to higher direct production costs during the current six month period.

Interest expense for the quarter ended December 31, 1999 was $255,729, up 27% from $201,019 for the quarter ended December 31, 1998. Interest for the six months ended December 31, 1999 was $517,075, up 34% compared to December 31, 1998 interest expense of $386,699. Higher interest costs in the three and six month periods were due to higher financing requirements for increased accounts receivables, inventories, and work-in-process experienced during the three and six month periods of fiscal 2000.

Net income for the quarter ended December 31, 1999 was $54,643, compared to a net loss of $76,885 for the quarter ended December 31, 1998. For the six months ended December 31, 1999 a net loss of $195,010 was recorded as compared to net income for the six month period ended December 31, 1998 of $112,535. The improved net income during the quarter resulted from a decrease in SG&A expenses. The six month decrease was due primarily to cost overruns on certain work in process during the first and second quarters of fiscal 2000 as described above. Reported net income for the quarter of $0.02 per share was based on 2,475,000 weighted average common shares outstanding during the quarter. This compared to a net loss for the quarter ended December 31, 1998 of $.03 cents per share based on 2,425,000 weighted average common shares outstanding. The Company reported a net loss of $0.08 per share for the six months ended December 31, 1999 as compared to net income for the six months ended December 31, 1998 of $0.03 cents per share.

Liquidity and Capital Resources

Atlas believes it has sufficient capital to meet short and long term funding needs. Management expects financing facilities currently in place, along with anticipated cash available from operations, will be sufficient for general operations.

At December 31, 1999, Atlas had (a) debt of $9,032,000 under the line of credit, and $3,700,000 under the Industrial Revenue Bond, payable over 15 years, (b) deferred executive compensation obligations of $1,108,352 scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002, and (c) other debt of $83,844. This total of $13,924,196 compares to a total combined long-term debt financing and line of credit current balance of $15,835,779 as of June 30, 1999.

The Company believes that, as a result of the current loan facility, its short-term credit availability is adequate to support its business operation at current and near-term anticipated sales levels. Working capital at December 31, 1999 was $11,975,211 and the current ratio was 3.0 to 1, as compared to $13,818,002 and a current ratio of 3.6 to 1, respectively, for the Company at June 30, 1999.

Year 2000 Compliance

The Company recently installed an enterprise resource planning ("ERP") system at Atlas, which includes computer systems for its internal accounting and reporting activities and its manufacturing operations and processes which are Year 2000 compliant. The acquisition and installation of the system cost approximately $340,000. Because the system was implemented as an overall upgrade to Atlas' operations and not specifically to address Year 2000 compliance concerns, management has not allocated any such costs to Year 2000 compliance.

Since entering the Year 2000, the Company has not experienced any significant disruptions to its business, either directly or by reason of any Year 2000 problems affecting the Company's customers or suppliers. The Company did not incur significant incremental costs in seeking to become Year 2000 compliant.

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to the potential softening of the domestic and foreign markets for automobiles and automotive parts resulting in reduced demand for the Company's automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render the Company's automation equipment noncompetitive or obsolete; the assertion of claims for any failure of the Company's older automation equipment to be Year 2000 compliant; and the potential tightening of credit availability generally or under the Company's credit facility which renders the Company unable to access needed working capital.


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

ITEM 5. OTHER INFORMATION

On October 29, 1999, the Board voted unanimously to relocate its headquarters to Michigan and reduce the number of directors from eight to five. The following three directors offered their resignations to be effective December 31, 1999:
Ray J. Friant, Jr., Joseph K. Linman and John S. Strance. The continuing directors will be Michael D. Austin, Alan H. Foster, Alan I. Goldman, Jesse A. Levine and Samuel N. Seidman. Mr. Seidman has been elected Chairman in addition to continuing as President and Chief Executive Officer of the Company, effective January 1, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

     27.  Financial Data Schedule

     B.   Reports on Form 8-K -- None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PRODUCTIVITY TECHNOLOGIES CORP.


Date:  February 21, 2000              By:  /s/  Samuel N. Seidman
                                      ---------------------------
                                      Samuel N. Seidman, President



Date:  February 21, 2000              By:  /s/  Jesse Levine
                                      ----------------------
                                      Jesse Levine, Chief Financial Officer