Form 10-Q
period 2000-03-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2000-05-22
CIK 911787

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ----------------------

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  March 31, 2000

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to
                               -------------------    ---------------------


                        Commission file number  0-24242

                        PRODUCTIVITY TECHNOLOGIES CORP.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                13-3764753
-------------------------------------------------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)


          206 South Main Street, 2nd Floor, Ann Arbor, Michigan 48104
          -----------------------------------------------------------
                    (Address of Principal Offices)(Zip Code)

Registrant's Telephone Number, Including Area Code       (734) 996-1700
                                                   --------------------------

            509 Madison Avenue, 4th Floor, New York, New York 10022
            -------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report

     Indicate by check % whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    --------    --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes          No
                           --------    ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2000: 2,475,000 shares, $ .001 par value common stock.

                               TABLE OF CONTENTS

                                                                      Page
Part I.   Financial Information....................................     3

Item 1.   Interim Consolidated Financial Statements................     3

          Consolidated Balance Sheets..............................     4

          Consolidated Statements of Operations....................     6

          Consolidated Statement of Stockholders' Equity...........     7

          Consolidated Statements of Cash Flow.....................     8

          Notes to Consolidated Financial Statements...............     9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................    11

Item 3.   Quantitative and Qualitative Disclosure about Market Risk    13

Part II.  Other Information........................................    14

Item 1.   Legal Proceedings........................................    14

Item 4.   Submission of Matters to Vote of Security Holders........    14

Item 6.   Exhibits and Reports on Form 8-K.........................    14

Signatures.........................................................    15

               PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES

                         PART I: FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements for Productivity Technologies Corp. ("PTC" or the "Company") and its subsidiaries, Atlas Technologies, Inc. ("Atlas") and Westland Control Systems, Inc. ("Westland"), have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-
X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three and nine months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

The aforementioned consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Productivity Technologies Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                  March 31, 2000        June 30, 1999
Assets

Current assets
    Cash                                                             $   605,797          $   244,400
    Short-term investments, including accrued interest                   228,173              392,059
    Receivables, net of allowance for doubtful accounts                6,710,385            7,310,072
    Costs and estimated earnings in excess of billings on
    uncompleted contracts                                              9,899,581            9,714,477
    Inventories                                                        1,625,993              641,615

    Prepaid expenses and other                                           432,039              414,366
    Deferred income taxes                                                584,197              431,000
                                                                     -----------          -----------
Total current assets                                                  20,086,165           19,147,989
                                                                     -----------          -----------

Property and equipment
    Land                                                                 591,514              591,514
    Buildings and improvements                                         4,893,829            4,854,799
    Machinery and equipment                                            4,097,230            3,848,921
    Transportation equipment                                              31,500               31,500
                                                                     -----------          -----------
                                                                       9,614,073            9,326,734
         Less accumulated depreciation                                 1,937,118            1,483,000
                                                                     -----------          -----------
Net property and equipment                                             7,676,955            7,843,734
                                                                     -----------          -----------
Other assets

    Goodwill, net of accumulated amortization of
      $442,401 and $340,521                                            6,915,027            2,484,204
    Patents, net of accumulated amortization of $5,010                   744,990                   --
    Other assets                                                         566,097              632,053
                                                                     -----------          -----------
Total other assets                                                     8,226,114            3,116,257
                                                                     -----------          -----------
                                                                     $35,989,234          $30,107,980
                                                                     ===========          ===========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                 March 31, 2000       June 30, 1999
Liabilities and stockholders' equity
Current liabilities
    Accounts payable                                                 $3,956,614          $1,879,817
    Accrued expenses
        Commissions payable                                             539,700             795,959
        Payroll and related withholdings                                299,302             239,536
        Other                                                         1,106,815           1,291,567

    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                 111,491             348,049
    Current maturities of executive deferred
      compensation agreements                                           326,706             326,706
    Current maturities of long-term debt                                442,328             448,353
                                                                    -----------         -----------
 Total current liabilities                                            6,782,956           5,329,987

Executive deferred compensation agreements, less
   current maturities                                                   781,646           1,109,677
Long-term debt, less current maturities                              18,882,673          13,951,043
                                                                    -----------         -----------
Total liabilities                                                    26,447,275          20,390,707
                                                                    -----------         -----------

Stockholders' equity
    Common stock, .$001 par value, 20,000,000
      shares authorized; 2,475,000 shares outstanding                     2,475               2,475
    Additional paid-in capital                                        9,966,408           9,966,408
    Deficit                                                            (426,924)           (251,610)
                                                                    -----------         -----------
Total stockholders' equity                                            9,541,959           9,717,273
                                                                    -----------         -----------
                                                                    $35,989,234         $30,107,980
                                                                    ===========         ===========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiary
Consolidated Statement of Operations ( Unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                  ---------------------------     ------------------------------
                                                    March 31,       March 31,       March 31,         March 31,
                                                      2000            1999            2000              1999
Revenues                                          $8,030,262       $8,193,888      $3,446,021       $4,194,130
Cost of Revenues                                   6,061,184        5,988,940       8,399,517        7,611,494
                                                  ----------       ----------      ----------       ----------
Gross profit                                       1,969,078        2,204,948       5,046,504        6,582,646
Selling, general and administrative expenses       1,651,711        1,773,725       4,595,426        5,678,402
                                                  ----------       ----------      ----------       ----------
Income from operations                               317,367          431,223         451,078          904,244
                                                  ----------       ----------      ----------       ----------
Other income ( expense)
    Interest income                                   24,744            5,621          49,296           45,047
    Interest expense                                (303,689)        (233,815)       (820,764)        (620,514)
    Miscellaneous                                     (7,726)         (10,050)         55,076           22,398
                                                  ----------       ----------      ----------       ----------
Total other expenses                                (286,671)        (238,244)       (716,392)        (553,069)
                                                  ----------       ----------      ----------       ----------
Income (Loss) before income taxes                     30,696          192,979        (265,314)         351,175
Income tax expense (benefit)                          11,000           46,838         (90,000)          92,500
                                                  ----------       ----------      ----------       ----------
Net income (loss)                                    $19,696         $146,140       ($175,314)        $258,675
                                                  ==========       ==========      ==========       ==========
Basic and Diluted Earnings per share                   $0.01            $0.06          ($0.07)           $0.11
                                                  ==========       ==========      ==========       ==========
Weighted average number of
common shares outstanding                          2,475,000        2,425,000       2,475,000        2,425,000

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)



                                Common  Stock       Additional                     Total
                          -----------------------    Paid-In                    Stockholders'
                           Shares         Amount     Capital         Deficit       Equity
Balance July 1, 1999      2,475,000       $2,475    $9,966,408      $(251,610)   $9,717,273

Net loss (unaudited)             --           --           --       $(175,314)   $ (175,314)
                          ---------        ------    ----------     ---------    ----------
March 31, 2000            2,475,000        $2,475    $9,966,408     $(426,924)   $9,541,959
                          =========        ======    ==========     =========    ==========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows  (Unaudited)


                                                                  Nine Months  Ended
                                                          --------------------------------
                                                              March 31,       March 31,
                                                                2000            1999
                                                                ----            ----
 Cash flows from operating activities
    Net income (loss)                                       $  (175,314)   $   258,675
    Adjustments to reconcile net income (loss)to net cash
    Provided by (used in) operating activities:
        Depreciation                                            454,118        414,076
        Amortization                                            106,890         39,278
        Deferred income tax                                    (153,197)      (371,239)
    Changes in operating assets and liabilities:
        Receivables                                           1,399,687       (832,480)
        Inventories, prepaid expenses and other                (602,051)       227,083
        Costs and estimated earnings in excess of
          billings on uncompleted contracts, net effect        (421,662)    (1,902,676)
        Accounts payable, accrued expenses and other          1,695,552       (292,894)
                                                            -----------    -----------
Net cash provided by (used in) operating activities           2,304,023     (2,460,177)
                                                            -----------    -----------
Cash flows from investing activities
    Acquisition of Westland, net of borrowings                 (242,703)          --
    Collections on notes receivable                              65,956         86,415
    Proceeds from sale of short-term investments --net          163,886       (542,378)
    Expenditures for property and equipment                    (177,339)      (150,614)
    Increase in notes receivable                                   --          111,001
                                                            -----------    -----------
Net cash provided by (used in) investing activities            (190,200)      (495,576)
                                                            -----------    -----------
Cash flows from financing activities
    (Payments) or borrowings revolving credit agreement      (1,424,395)       813,953
    Payments on executive deffered compensation agreement      (328,031)
    Proceeds from additions of long-term debt                      --          153,357
                                                            -----------    -----------
Net cash provided by (used in) financing activities          (1,752,426)       967,310
                                                            -----------    -----------
Net increase (decrease) in cash                                 361,397     (1,988,443)
Cash at the beginning of the period                             244,400      2,172,457)
                                                                   --             --
                                                            -----------    -----------
Cash at the end of the period                               $   605,797    $   184,014
                                                            ===========    ===========
Supplemental cash flow Information
    Cash paid during the period for interest                $   820,764    $   620,514


See accompanying notes to financial statements.

Notes to Consolidated Financial Statements (Unaudited)


1.    Basis of Presentation


The consolidated financial statements of Productivity Technologies Corp. (the "Company" or "PTC") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999 and the current report on Form 8-K filed in May 2000 related to the Company's purchase of Westland Control Systems, Inc. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 1999 and Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations.


2.   Summary of Significant Accounting Policies

History of the Company and Basis of Presentation

The Company was incorporated in June 1993 under the name Production Systems Acquisition Corporation with the objective of acquiring an operating business
engaged in the production systems industry.   The Company completed an initial
public offering ("IPO") of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1996, the Company changed its name to Productivity Technologies Corp. and acquired, through a merger, Atlas Technologies, Inc. ("Atlas") as a wholly owned subsidiary. On February 23, 2000, the Company purchased, through a wholly-owned subsidiary formed for this purpose, substantially all of the assets of Westland Control Systems, Inc. ("Westland").

The accompanying financial statements include the consolidated accounts of PTC, Atlas and Westland. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Nature of Business

The Company operates in a single segment through its Atlas and Westland subsidiaries. Atlas is a leading innovator and supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and other metal stamping operations. Atlas operates two manufacturing plants in Fenton, Michigan and has sales and engineering offices in Michigan, Europe and China.

Westland designs and manufactures custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive & sealant, food processing, and other industrial applications. Westland operates one manufacturing plant in Canton, Michigan, which is located less than one hour from Atlas' plants in Fenton, Michigan. The Canton plant comprises approximately 29,000 square feet of manufacturing and assembly space and 11,000 square feet for offices.

Sales of Atlas products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include steel service centers and manufacturers of lawn and garden equipment, office furniture, heating, ventilation and air conditioning equipment, and large construction equipment. Sales to automotive related customers account for the majority of sales. Westland's customers participate in the automotive, food processing, adhesive and sealant, and other industries.

Revenue and Cost Recognition

At Atlas, contract revenues from fixed price contracts, and the related contract costs, are recognized using the percentage-of-completion method. The percentage-of-completion method measures the percentage of contract costs incurred to date and compares these costs to the total estimated costs for each contract. The Company estimates the status of individual contracts when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job condition, estimated profitability, and final contract settlement may result in revisions to costs and income, and are recognized in the period the revisions are determined. Revenues from time-and-material contracts are recognized currently as the work
is performed.   Westland recognizes sales and cost of sales upon shipment to the customer.

Earnings Per Share

Earnings per share has been computed by dividing the income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of operations are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share"; the amounts of the Company's "basic" and "diluted" earnings per share (as defined in SFAS N. 128) are the same.


3.   Pro Forma Statements of Operations

The following unaudited pro forma condensed statements of operations for the quarters and nine months ended March 31, 2000 and 1999 are presented as if the Company had completed the asset purchase of Westland on July 1, 1998. These unaudited pro forma condensed consolidated statements of operations do not purport to be indicative of the results which actually could have been obtained had such transaction been completed as of the assumed date or which may be obtained in the future. In management's opinion, all adjustments necessary to reflect the asset purchase have been made. These adjustments include the following: (1) The excess of the purchase price over the fair value of assets purchased is allocated to goodwill. Additional amortization of goodwill based on a 20-year life has been charged to operations. (2) To record additional amortization of a patent acquired over its remaining useful life of 16.67 years.
(3) To record a decrease in wages paid to the previous owner of Westland based on his new employment agreement. (4) To record additional depreciation expense of machinery and equipment acquired. (5) To record interest expense related to new borrowings associated with the asset purchase, and (6) To record income tax effect of additional income at an effective rate of 34% on taxable income.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statement of Operations (Unaudited) PROFORMA

                                                 PROFORMA              PROFORMA               PROFORMA           PROFORMA
                                              Quarter Ended         Quarter Ended         Nine Months Ended  Nine Months Ended
                                                 March 31,             March 31,              March 31,          March 31,
                                                   2000                  1999                   2000               1999
Net Sales                                       $9,074,394            $9,161,499             $ 28,706,653      $29,739,771
Cost of Sales                                    6,519,554             6,621,311               21,562,147       21,251,800
                                                ----------            ----------             ------------      -----------
Gross Profit                                     2,554,840             2,540,188                7,144,506        8,487,971
Selling, General and Administrative
  expenses, including officers' bonus            1,884,666            $2,167,905             $  5,545,987      $ 6,964,410
                                                ----------            ----------             ------------      -----------
Income from Operations                             670,174               372,283                1,598,519        1,523,561
                                                ----------            ----------             ------------      -----------
Other Income (Expenses)
          Interest Income                           24,744                 5,621                   49,296           45,047
          Interest Expense                        (441,569)             (408,415)             ($1,234,404)     $ 1,072,314)
          Miscellaneous                            (25,734)                6,432             $     68,547      $    92,467
                                                ----------            ----------             ------------      -----------
Total Other Expenses                             ($442,559)            ($396,362)              (1,116,561)        (934,800)
                                                ----------            ----------             ------------      -----------
Income Before Income Taxes                         227,615               (24,079)                 481,958          588,761
Income Taxes                                        85,900                54,880                  164,000          200,500
                                                ----------            ----------             ------------      -----------
Net Income                                         141,715               (78,959)                 317,958          388,261
                                                ==========            ==========             ============      ===========
Net Income Per Share of
  Common Stock                                  $     0.06            $   (0.03)             $       0.13      $      0.16
Weighted Average Number of
  Common Shares Outstanding                      2,475,000             2,425,000                2,475,000        2,425,000
                                                ==========            ==========             ============      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

As reported in the Company's Current Report on Form 8-K dated March 9, 2000, on February 23, 2000, the Company purchased, through a wholly-owned subsidiary formed for this purpose (WCS Acquisition Corp.), pursuant to an Asset Purchase Agreement entered into on such date with Westland and Thomas G. Lee, substantially all of the assets of Westland. The purchase price was $6.5 million, with contingent consideration of up to $2.3 million payable to Mr. Lee, formerly the controlling shareholder of Westland, based on earnings in future periods. At closing, $3.75 million of the purchase price was paid in cash with the balance payable under two five-year promissory notes aggregating $2.75 million. The cash portion of the purchase price was paid primarily from bank borrowings. Westland designs and manufactures custom electrical control panels used in machine tools and production systems utilized in automobile production, metal forming, sealant & adhesive, and food machinery applications. As a result of this acquisition, results for the three and nine month periods ended March 31, 2000 include the operations of Westland for the period from February 23, 2000 through March 31, 2000, which operations are not included in the prior year's three and nine month results.

Results of Operations

Unaudited revenues for the quarter ended March 31, 2000 were $8,030,262, as compared to $8,193,888 for the quarter ended March 31, 1999. The 2.0% decrease in revenues during the third quarter of fiscal 2000 was primarily due to the decreased production of Atlas, partially offset by Westland's revenues of $506,133 (or 6% of total revenues for the quarter) during the period it was
owned by the Company.   Revenues for the nine months ended March 31, 2000 were
$23,446,021 as compared to $24,194,140 for the nine months ended March 31, 1999, a decrease of 3.1%, principally as a result of low order volume at Atlas during this nine month period. The revenues of Westland were 2.1% of total revenues for the nine month period. The order backlog as of March 31, 2000 was $10.3 million, down from the March 31, 1999 backlog of $13.0 million. The decline in backlog was mainly due to slower closings of new orders at Atlas. The company believes automotive capital spending has been sluggish recently. New order closings in April 2000 approximated $10.0 million, primarily from an appliance industry participant.

Cost of revenues for the quarter ended March 31, 2000 was $6,061,184, up 1.2% from $5,988,940 for the quarter ended March 31, 1999. For the nine months ended March 31, 2000 cost of revenues was $18,399,517, up 4.5% from costs of $17,611,494 for the nine months ended March 31, 1999. Cost of revenues as a percentage of revenues increased to 75% and 78%, respectively, of revenues during the quarter and nine months ended March 31, 2000 as compared to 73% for each of the comparable periods in fiscal 1999. The increase in cost of revenues as a percentage of revenues for the nine month period in fiscal 2000 was primarily due to cost overruns incurred by Atlas late in the production cycle for certain products during the first and second fiscal quarters of fiscal 2000. The three month increase in cost of revenues was primarily product mix related.

Gross profit for the quarter ended March 31, 2000 was $1,969,078, representing a 10.6% decrease from the $2,204,948 gross profit for the quarter ended
March 31, 1999. For the nine months ended March 31, 2000, gross profit was $5,046,504, representing a 23.3% decrease compared to the gross profit of $6,582,646 for the nine months ended March 31, 1999. Gross profit decreased during the three and nine month periods in fiscal 2000 principally for the reasons cited above related to the increase in cost of revenues earned as a percentage of revenues.

Consolidated selling, general and administrative (SG&A) expenses were $1,651,711, down 6.9% as compared to SG&A expenses of $1,773,725 for the three months ended March 31, 1999. For the nine months ended March 31, 2000, SG&A expenses were $4,595,426, down 19.1% as compared to SG&A expenses of $5,678,402 for the nine months ended March 31, 1999. In January 1999, and continuing through June 1999, the Company and Atlas reduced fixed costs as part of a cost reduction initiative. The decline in SG&A expenses for the quarter ended March 31, 2000 as compared to the quarter one year ago is due principally to these cost reductions, partially offset by the inclusion of Westland's SG&A expenses for the February 23, 2000 to March 31, 2000 period. PTC corporate expenses also were lower in the third quarter of fiscal 2000 than in past quarters due in part to the decrease in the number of PTC directors effective as of December 31, 1999.

Income from operations for the quarter ended March 31, 2000 was $317,367, compared to income from operations for the quarter ended March 31, 1999 of
$431,223.   Income from operations for the nine months ended March 31, 2000  was
$451,078 compared to income from operations of $904,244 for the nine months ended March 31, 1999. The decline in income from operations was principally the result of lower gross margins described above, partially offset by decreased SG&A expenses.

Interest expense for the quarter ended March 31, 2000 was $303,689, up 29.9% from $233,815 for the quarter ended March 31, 1999. Interest for the nine months ended March 31, 2000 was $820,764, up 32.3% compared to interest expense
for the comparable nine month period in fiscal 1999 of $620,514.   Higher
interest costs in the three and nine month periods were due to higher financing requirements as a result of increased accounts receivables, inventories, and work-in-process for Atlas, higher interest rates and the new indebtedness incurred by the Company for the purchase of Westland.

Net income for the quarter ended March 31, 2000 was $19,696, compared to net income of $146,140 for the quarter ended March 31, 1999. For the nine months ended March 31, 2000, a loss of $175,314 was incurred as compared to net income for the nine month period ended March 31, 1999 of $258,675. The decline in net income during the quarter was due to factors cited above, including lower volume, lower gross margins, and increased interest expense, partially offset by a decrease in SG&A expenses. The nine month decrease was due primarily to cost overruns on certain projects during the first and second quarters of fiscal 2000. Reported net income for the three months ended March 31, 2000 of $0.01 per share was based on 2,475,000 weighted average common shares outstanding during the quarter. This compared to net income for the quarter ended March 31, 1999 of $0.06 cents per share based on 2,425,000 weighted average common shares outstanding. The Company reported net loss of $0.07 per share for the nine months ended March 31, 2000 as compared to net income for the nine months ended March 31, 1999 of $0.11 cents per share.

Liquidity and Capital Resources

The Company believes it has sufficient capital to meet short and long term funding needs. Management expects financing facilities currently in place, along with anticipated cash available from operations, will be sufficient for general operations.

At March 31, 2000, the Company had (a) debt of $9,173,148 under the line of credit, and $3,700,000 of Industrial Revenue Bond obligations, payable over the 12 years remaining in their term, (b) deferred executive compensation obligations of $1,108,352 scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002, (c) five year term debt of $3,600,000, bearing interest at 125 basis points over the prime rate, incurred in February 2000 to purchase Westland, (d) five year term subordinated term debt of $2,750,000, payable to the former owner of Westland and bearing a fixed interest rate of 9.25%, incurred in February 2000 to purchase Westland, and (e) other debt of $101,853. This total of $20,433,353 compares to a total combined long-term debt financing and line of credit balance of $15,835,779 as of June 30, 1999. The increase in indebtedness at March 31, 2000 is principally due to indebtedness incurred to finance the acquisition of Westland.

The Company believes that, as a result of the current loan facility, its short-term credit availability is adequate to support its business operation at current and near-term anticipated sales levels. Working capital at March 31, 2000 was $13,303,209 and the current ratio was 3.0 to 1, as compared to working capital of $13,818,002 and a current ratio of 3.6 to 1 for the Company at June 30, 1999.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Of the Company's indebtedness of $20.4 million at March 31, 2000, obligations in the amount of $2.8 million are fixed rate obligations and $17.6 million, including $3.6 million incurred in February 2000 to purchase Westland, are variable rate obligations. Management does not believe that any adjustments to the rates are likely to have a material impact on the Company's results of operations in the immediate future. Assuming an immediate 10% increase in the interest rates on all of the Company's variable rate obligations, the impact to the Company in annualized interest payable would be approximately $148,000. Since management does not believe that any interest rate adjustments are likely to have a material impact on the Company's results of operations, the Company has not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate fluctuations.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended June 30, 1999, there have been no material new legal proceedings involving the Company or any material developments to such proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On March 29, 2000, the annual meeting of stockholders was held. At this meeting the stockholders voted on (1) the election of Samuel N. Seidman and Alan H. Foster to the Board of Directors to serve for terms of three years and (2) the amendment of the Company's 1996 Performance Equity Plan (the "Plan") to increase the number of shares to be issued under the Plan from 330,000 to 530,000 shares.

Mr. Seidman and Mr. Foster were elected to the Board upon the following vote:

Nominee                 For     Withheld
-----------------    ---------  --------

Samuel N. Seidman    1,835,175    47,100
Alan H. Foster       1,839,675    42,600

The amendments to the Plan were approved upon the following vote:

For                 Against         Abstain
---                 -------         -------
1,008,663            57,900            225

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

27.  Financial Data Schedule

B.   Reports on Form 8-K

On March 9, 2000, the Company filed a Current Report on Form 8-K to report its acquisition of Westland. On May 8, 2000, the Company amended such Current Report to include the historical and pro forma financials required in connection with such acquisition.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PRODUCTIVITY TECHNOLOGIES CORP.


Date:   May 18, 2000     By:  /s/  Samuel N. Seidman
                         ---------------------------
                         Samuel N. Seidman, President



Date:  May 18, 2000      By:  /s/  Jesse Levine
                         ----------------------
                         Jesse Levine, Chief Financial Officer