Form 10-Q/A
period 2000-03-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2000-05-30
CIK 911787

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ----------------------

                                  FORM 10-Q/A

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

               PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES

Productivity Technologies Corp. is filing this amendment to correct an error made by its Edgar filer. In the Statement of Operations, the first digit in the amount of Revenues and Cost of Revenues under the columns for the nine months ended March 31, 2000 and March 31, 1999 was inadvertently dropped. Each of these amounts was correctly reflected in Management's Discussion and Analysis of Financial Condition and Results of Operations in the original filing. Only
Item 1 of Part 1 is being restated.


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

Productivity Technologies Corp. and Subsidiaries

Consolidated Statement of Operations ( Unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                  ---------------------------     ------------------------------
                                                    March 31,       March 31,       March 31,         March 31,
                                                      2000            1999            2000              1999
Revenues                                          $8,030,262       $8,193,888     $23,446,021      $24,194,140
Cost of Revenues                                   6,061,184        5,988,940      18,399,517       17,611,494
                                                  ----------       ----------      ----------       ----------
Gross profit                                       1,969,078        2,204,948       5,046,504        6,582,646
Selling, general and administrative expenses       1,651,711        1,773,725       4,595,426        5,678,402
                                                  ----------       ----------      ----------       ----------
Income from operations                               317,367          431,223         451,078          904,244
                                                  ----------       ----------      ----------       ----------
Other income ( expense)
    Interest income                                   24,744            5,621          49,296           45,047
    Interest expense                                (303,689)        (233,815)       (820,764)        (620,514)
    Miscellaneous                                     (7,726)         (10,050)         55,076           22,398
                                                  ----------       ----------      ----------       ----------
Total other expenses                                (286,671)        (238,244)       (716,392)        (553,069)
                                                  ----------       ----------      ----------       ----------
Income (Loss) before income taxes                     30,696          192,979        (265,314)         351,175
Income tax expense (benefit)                          11,000           46,839         (90,000)          92,500
                                                  ----------       ----------      ----------       ----------
Net income (loss)                                    $19,696         $146,140       ($175,314)        $258,675
                                                  ==========       ==========      ==========       ==========
Basic and Diluted Earnings per share                   $0.01            $0.06          ($0.07)           $0.11
                                                  ==========       ==========      ==========       ==========
Weighted average number of
common shares outstanding                          2,475,000        2,425,000       2,475,000        2,425,000

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

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows  (Unaudited)


                                                                  Nine Months  Ended
                                                          --------------------------------
                                                              March 31,       March 31,
                                                                2000            1999
                                                                ----            ----
 Cash flows from operating activities
    Net income (loss)                                       $  (175,314)   $   258,675
    Adjustments to reconcile net income (loss)to net cash
    Provided by (used in) operating activities:
        Depreciation                                            454,118        414,076
        Amortization                                            106,890         39,278
        Deferred income tax                                    (153,197)      (371,239)
    Changes in operating assets and liabilities:
        Receivables                                           1,399,687       (832,480)
        Inventories, prepaid expenses and other                (602,051)       227,083
        Costs and estimated earnings in excess of
          billings on uncompleted contracts, net effect        (421,662)    (1,902,676)
        Accounts payable, accrued expenses and other          1,695,552       (292,894)
                                                            -----------    -----------
Net cash provided by (used in) operating activities           2,304,023     (2,460,177)
                                                            -----------    -----------
Cash flows from investing activities
    Acquisition of Westland, net of borrowings                 (242,703)          --
    Collections on notes receivable                              65,956         86,415
    Proceeds from sale of short-term investments --net          163,886       (542,378)
    Expenditures for property and equipment                    (177,339)      (150,614)
    Increase in notes receivable                                   --          111,001
                                                            -----------    -----------
Net cash provided by (used in) investing activities            (190,200)      (495,576)
                                                            -----------    -----------
Cash flows from financing activities
    (Payments) or borrowings on revolving credit agreement   (1,424,395)       813,953
    Payments on executive deffered compensation agreement      (328,031)
    Proceeds from additions of long-term debt                      --          153,357
                                                            -----------    -----------
Net cash provided by (used in) financing activities          (1,752,426)       967,310
                                                            -----------    -----------
Net increase (decrease) in cash                                 361,397     (1,988,443)
Cash at the beginning of the period                             244,400      2,172,457)
                                                                   --             --
                                                            -----------    -----------
Cash at the end of the period                               $   605,797    $   184,014
                                                            ===========    ===========
Supplemental cash flow Information
    Cash paid during the period for interest                $   820,764    $   620,514
    Cash paid during the period for income taxes                   --             --


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


3.   Pro Forma Statements of Operations

The following unaudited pro forma statements of operations for the quarters and nine months ended March 31, 2000 and 1999 are presented as if the Company had completed the asset purchase of Westland on July 1, 1998. These unaudited pro forma consolidated statements of operations do not purport to be indicative of the results which actually could have been obtained had such transaction been completed as of the assumed date or which may be obtained in the future. In management's opinion, all adjustments necessary to reflect the asset purchase have been made. These adjustments include the following: (1) The excess of the purchase price over the fair value of assets purchased is allocated to goodwill. Additional amortization of goodwill based on a 20-year life has been charged to operations. (2) To record additional amortization of a patent acquired over its remaining useful life of 16.67 years. (3) To record a decrease in wages paid to the previous owner of Westland based on his new employment agreement. (4) To record additional depreciation expense of machinery and equipment acquired. (5) To record interest expense related to new borrowings associated with the asset purchase, and (6) To record income tax effect of additional income at an effective rate of 34% on taxable income.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statement of Operations (Unaudited) PROFORMA

                                                 PROFORMA              PROFORMA               PROFORMA           PROFORMA
                                              Quarter Ended         Quarter Ended         Nine Months Ended  Nine Months Ended
                                                 March 31,             March 31,              March 31,          March 31,
                                                   2000                  1999                   2000               1999
Net Sales                                       $9,074,394            $9,161,499             $ 28,706,653      $29,739,771
Cost of Sales                                    6,519,554             6,621,311               21,562,147       21,251,800
                                                ----------            ----------             ------------      -----------
Gross Profit                                     2,554,840             2,540,188                7,144,506        8,487,971
Selling, General and Administrative
  expenses, including officers' bonus            1,884,666            $2,167,905             $  5,545,987      $ 6,964,410
                                                ----------            ----------             ------------      -----------
Income from Operations                             670,174               372,283                1,598,519        1,523,561
                                                ----------            ----------             ------------      -----------
Other Income (Expenses)
          Interest Income                           24,744                 5,621                   49,296           45,047
          Interest Expense                        (441,569)             (408,415)            $ (1,234,404)     $(1,072,314)
          Miscellaneous                            (25,734)                6,432             $     68,547      $    92,467
                                                ----------            ----------             ------------      -----------
Total Other Expenses                            $ (442,559)           $ (396,362)              (1,116,561)        (934,800)
                                                ----------            ----------             ------------      -----------
Income Before Income Taxes                         227,615               (24,079)                 481,958          588,761
Income Taxes                                        85,900                54,880                  164,000          200,500
                                                ----------            ----------             ------------      -----------
Net Income                                      $  141,715            $  (78,959)            $    317,958      $   388,261
                                                ==========            ==========             ============      ===========
Net Income Per Share of
  Common Stock                                  $     0.06            $   (0.03)             $       0.13      $      0.16
Weighted Average Number of
  Common Shares Outstanding                      2,475,000             2,425,000                2,475,000        2,425,000
                                                ==========            ==========             ============      ===========

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PRODUCTIVITY TECHNOLOGIES CORP.


Date:   May 26, 2000     By:  /s/  Samuel N. Seidman
                         ---------------------------
                         Samuel N. Seidman, President



Date:  May 26, 2000      By:  /s/  Jesse Levine
                         ----------------------
                         Jesse Levine, Chief Financial Officer