Form 10-K
period 2000-06-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2000-10-13
CIK 911787

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the fiscal year ended June 30, 2000

                                 OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the transition period from _______________ to _______

                       Commission file number  0-24242

                       PRODUCTIVITY TECHNOLOGIES CORP.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                             13-3764753
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

          206 South Main Street, 2nd Floor, Ann Arbor, Michigan 48104
          -----------------------------------------------------------
                    (Address of Principal Offices)(Zip Code)

Registrant's Telephone Number, Including Area Code         (734) 996-1700
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:   None
Securities registered pursuant to Section 12(g) of the Exchange Act:

     Common Stock, par value $.001 per share
     ---------------------------------------
                (Title of class)

     Redeemable Common Stock Purchase Warrants
     -----------------------------------------
                (Title of class)

     Units, each consisting of one share of Common Stock
     and two Redeemable Common Stock Purchase Warrants
     ---------------------------------------------------
                     (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

          State the approximate aggregate market value of the voting stock held by nonaffiliates of the registrant at September 30, 2000: $1,984,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                            Outstanding at September 30, 2000
  --------------------------                ---------------------------------
Common stock, $.001 par value                        2,475,000 shares

Documents Incorporated by Reference: None

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS


General

     Productivity Technologies Corp. (the "Company") was incorporated in June 1993 under the name Production Systems Acquisition Corporation with the objective of acquiring an operating business engaged in the production systems
industry.   The Company completed an initial public offering ("IPO") of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1996, the Company changed its name to Productivity Technologies Corp. and acquired, through a merger, Atlas Technologies, Inc. ("Atlas") as a wholly owned subsidiary. On February 23, 2000, the Company purchased, through a wholly-owned subsidiary formed for this purpose, substantially all of the assets of Westland Control Systems, Inc. ("Westland"). The Company has no other subsidiaries or operations. The Company, which produces industrial machinery, operates in a single segment through its Atlas and Westland subsidiaries.

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

     Atlas is a leading innovator and supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and other metal stamping operations. Atlas operates two manufacturing plants in Fenton, Michigan and has sales and engineering offices in Michigan, Europe and China. Atlas also maintained a sales office in Atlanta which was closed in July 2000.

     Metal stamping presses are used to form a wide variety of sheet metal components used in automobiles, appliances and other consumer and industrial products. Atlas offers a complete range of products within three categories critical to the operation of metal stamping presses: quick die changing equipment, press automation equipment, and stacking and destacking equipment, which, together, have historically accounted for approximately 85% to 90% of its sales revenues. It also sells, on a turnkey basis, fully integrated metal stamping systems comprised of components provided by Atlas and other manufacturers. During 1998, Atlas began producing and selling finger tooling for use with its and third party transfer press automation equipment. During fiscal 2000, Atlas also began to offer standard transfer press cells where Atlas acts as the systems integrator for its customers.

     Metal stamping involves setting pieces of flat sheet metal over a shaped die which is set in a press and then lowering a matching die onto the sheet metal to form it into the desired shape. The sheet metal pieces typically pass through several stamping press operations, each performing a different forming function. Atlas' products stack cut sheet metal blanks for feeding into the presses, move components from one press station to another within a multi-station transfer press or between presses within a tandem line of presses, facilitate the changing of dies on a press and subsequent die handling operations (storage, retrieval, and maintenance). Certain Atlas products also handle stamped parts after they have passed through the stamping presses, functions known as "End-of-Line" applications.

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

     Westland designs and manufactures custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive & sealant, food processing, and other industrial applications. Westland operates one manufacturing plant in Canton, Michigan, which is located less than one hour from Atlas' plants in Fenton, Michigan. Westland's plant comprises approximately 29,000 square feet of manufacturing space and 11,000 square feet of offices. Its Canton location is centrally located in Southeastern Michigan nearby numerous machinery manufacturers.

     The design and manufacture of control panels for industrial machinery often occurs in the latter stages of construction. Machinery typically is first built and subsequently wired. Machine wiring is conducted through the control panel. While machine wiring and control panels are manufactured in the latter stages of machine production, they are essential to effective machinery operation as they turn stationary metal into functional machines. As a result, control panels are considered a high value added machinery module.

     Management believes the Company has been a leader in the refinement of the processes by which custom electrical panels are built. In particular, management believes it has effective internal processes to convert the production of a custom panel into more of a mass production process. At many stages in the panel build process, Westland has reduced or eliminated certain
steps which incur costs or extend production time.   Westland also  focuses on
tight inventory control. Often, the more expensive panel components are received into the factory within one to two weeks of when the entire panel will be built, quality tested, and shipped to the customer, thus reducing inventory carrying costs. Inventory consignment arrangements also exist for some component and component classes.

     Management believes Westland's processes help its customers. A number of Westland's customers seek to outsource a substantial portion of their panel building requirements. Often, machinery builders which outsource the production of their control panels are focused on machinery construction first, while the outsourcing of panel design and production remains a secondary concern. This can lead to a situation where panels are required within three to four weeks, rather than the six to eight weeks which management believes is more typical of the control panel production industry in general. Westland's streamlined production processes allow the Company to satisfy the rapid delivery requirements of customers.


Customers and Marketing

  Sales of Atlas products have principally been to two customer markets - automobile and automotive parts manufacturers, and, to a lesser extent, appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, air conditioning and ventilation
(HVAC) equipment and aircraft. Westland's products are utilized in machinery for automotive adhesive and sealant, engine part machining, food processing and other industrial applications.

  In the 1998, 1999 and 2000 fiscal years, automotive industry customers for the Company accounted for approximately 90%, 96% and 91% of sales, respectively.
For such fiscal years, sales by the Company to General Motors Corporation represented 27%, 14% and 18%, respectively, sales to DaimlerChrysler Corporation (formerly Chrysler Corporation) represented 10%, 7% and 10%, respectively and sales to The Ford Motor Company represented 14%, 8% and 16%, respectively, of total sales. Sales are predominantly in the United States and Canada but, in recent years, the Company has targeted sales efforts in Mexico, Europe and Asia. International sales for the 1998, 1999 and 2000 fiscal years represented approximately 30%, 40% and 15%, respectively, of total sales in such years.

  Atlas uses three marketing channels: direct sales, with offices at its headquarters in Fenton, Michigan, Porthcawl, South Wales, U.K., and Beijing, China; commissioned sales representatives; and original equipment manufacturers
(OEMs) specializing in metal presses and related equipment.  Atlas closed a
sales office in Atlanta, Georgia in July 2000.    Westland's sales currently are
solely direct, but Westland is currently evaluating the use of outside manufacturers' sales representatives.

     In October 2000, Westland installed on an experimental basis three live cameras with Internet access in its production plant as a sales tool for existing customers, new potential customers, and for the general interest of Internet users. For security reasons, viewers which are non-customers or potential customers will have significantly reduced access to the live images from the plant. Management believes Westland will be one of only a few manufacturers nationally providing live camera access to its production facilities via cameras connected to the Internet. Cameras mounted at Westland will allow users with the proper authorization codes to clearly view activities which take place as far away as 200 feet from the camera locations. Customers will be able to log on to the Internet at previously arranged times to view the final power up and quality testing, prior to shipment, of panels ordered from Westland.

     Order backlogs were approximately $17.0 million, $16.0 million and $13.5 million at June 30, 1998, 1999 and 2000, respectively. The Company believes substantially all of the June 30, 2000 backlog will be produced during fiscal 2001.

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

     Transfer press automation equipment is sold by Atlas under the names Flex 2000 and Flex 5000(R). Transfer presses use as many as ten dies within a single press to progressively form the component (typically including tasks such as drawing or forming, trimming, piercing and flanging). Unlike tandem press lines, which use multiple presses arranged in a line and require multiple devices to move a component, transfer presses move the component being processed from one die station to another using a single automation device. Compared to tandem presses, transfer presses generally operate at higher production rates, require less floor space, consume less energy and allow more component processes per press. Because of this, and because they have fewer parts and require less expensive quick die change equipment than tandem presses, transfer presses have become the preferred type of press for new purchases although many tandem presses will remain in use for many years and can be refitted with automation equipment. Atlas recently began offering standard Transfer Press Cells as a systems integrator, comprised of Atlas equipment and presses made by other manufacturers to more aggressively pursue the transfer press process market segment.

     Stacking and destacking automation equipment is used to handle the sheet metal in the initial stages of the stamping process. Stackers stack flat blanks cut from the coiled rolls, which are delivered to the manufacturer. Destacking equipment feeds the flat blanks into the press and includes functions to wash/scrub or roll-coat the metal blanks and to queue them to assure a steady flow. Atlas also produces and sells precision steel pallets for handling the stacks of sheet metal so as to reduce handling damage and to eliminate the need for strapping the stack of sheets together.

     Westland designs and manufactures custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive & sealant, food processing, and other industrial applications. The design and manufacture of control panels for machinery occasionally occurs in the later stages of the machinery design and construction process. Machinery must first be constructed, and then wired, where the wiring is conducted through the control panel. While the wiring of machinery occurs later in the construction process, the wiring and control panels are essential to effective machinery operation. It is the wiring and controls, which convert the machinery from stationary metal to functional machines.

     Westland's products range from small, single door electrical panels to larger six door panels. Selling prices for Westland's products range from less
than $5,000 to more than $100,000 per unit.    The electrical control panels are
used by customers to control the mechanical functions of machinery used in applying adhesives and sealants in automobile production, material handling equipment for metal forming for automobiles and appliances, the machining of cylinders for the manufacture of vehicle engines, and the fabrication of containers for food and juice packaging.

Competition

     Atlas management believes Atlas' products are sold in specialized markets that have limited customers and few competitors. In many instances, Atlas products are procured through competitive bidding. Because of the capital cost and the need for skilled personnel, such as engineers, designers, mechanics and sales persons, entry into this industry is expensive and difficult to achieve and Atlas does not expect competition to increase significantly over present levels. Primary competitors of Atlas include ABB Flexible Automation (Sweden), Herwo Die Changing (Sweden), Orchid International (Canada), Hirotec (Japan), Verson All Steel Press, a division of Allied Products Corp., HMS Products Co. and Aisaku (Japan). Each of these companies offers components, which compete with certain components manufactured or sold by Atlas. A number of the competitors are well established with substantial financial resources, recognized brand names, customer loyalty and established market positions, capable engineering, strong distribution networks and comprehensive manufacturing capabilities.

  Westland management believes Westland's competitors sell their products primarily regionally. Typically, custom-built control panels are commodity type products purchased by customers on the basis of quality and reliability, delivery timing, and pricing. Westland's competitors in Southeast Michigan include Stegnar Electric, Consistent, JIC Electric, X-Bar Automation, Electromatic (formerly a distributor but which is moving into panel building also), Control Technique, Innovative Control Systems, Venus Controls, and Quantum. The two latter companies are minority owned, and are believed to have an advantage as suppliers to the auto industry given U.S. automaker commitments made in April 1998 to increase, and encourage their leading suppliers to increase, purchases of auto parts from minority owned companies.

  In contrast to the possible regional focus of certain competitors, Westland is focused on customers both within and outside its local region. Westland also seeks to sell more than control panel building services. It seeks to educate customers on how they can reduce their internal labor costs by having Westland, at a cost lower than the customers' labor expenses, more fully prepare the control panels for final, and more rapid, installation on the customers' machinery.

Trademarks and Patents

     Atlas has an agreement to use components in the FLEX 5000(R) transfer press automation equipment that it manufactures and sells that are based on patents owned by the estate of Mr. John Maher. The agreement grants Atlas an exclusive worldwide license to use the patents for a term equal to the life of the patents, including any extensions as a result of modifications to the patents. Currently, the patents registered with the United States Patent and Trademark Office expire on various dates between June 23, 2005 and June 21, 2007. Atlas is obligated to pay the estate of Mr. Maher a royalty based on a portion of the sales price of the FLEX 5000(R) as it relates to the value of the patented components. For Atlas' fiscal years ended June 30, 1998, 1999 and 2000, the Company expensed approximately $202,000, $241,000 and $122,000, respectively, in license fees under this agreement. The agreement also provides that the estate of Mr. Maher is responsible for defending Atlas for any patent infringements. Atlas believes that the terms of the agreement with the estate of Mr. Maher are industry competitive.

     Atlas has registered with the United States Patent and Trademark Office a trademark on "FLEX 5000(R)" that it uses to market its line of transfer equipment.

     Atlas owns and has registered with the United States Patent and Trademark Office four patents, one for a asynchronous conveyer construction, one for a transfer arm for supporting work pieces, one for a magnetic sheet separator construction, and one for apparatus and methods for forming workpieces. Foreign patents for the latter are held in Australia, China, France, Germany, Italy, Spain and Sweden with patent applications pending in Brazil, Canada, Korea, Mexico and Poland. Atlas has applied for four United States patents for an articulating work piece transfer apparatus, a magnetic sheet fanner, a tooling gage and finger tooling receiver for transfer press automation equipment. Foreign patent applications have been filed for the articulating work piece transfer apparatus.

     Atlas holds an exclusive license agreement that covers two more U.S. patents for a system for transferring workpieces through a series of workstations and a synchronized dual axis actuator. The system for transferring workpieces through a series of workstations is protected by foreign patents in Canada, China, France, Germany, Great Britain, Japan, Republic of Korea, Russian Federation, Spain and Sweden. This license agreement also encompasses rights to transfer system patents that are pending in the U.S. and several foreign countries covered under the Patent Coordination Treaty.

     Westland owns one patent related to a lay-in wire way for cords and wires for use in connection with the field installation of machinery. The product is trademarked as "Cheeta-Duct(R)". Management believes Cheeta-Duct(R), the low cost manufacture of which is being developed currently, will allow purchasers of large amounts of machinery to reduce the field wiring costs associated with machinery installation. Cheeta-Duct(R) can be installed faster and more easily than the threaded pipe and junction boxes which it can replace in order to keep wires insulated from damage by the mechanical functions of the machinery, thereby reducing labor hours and costs related to machinery wiring.

Management and Employees

     The Company employs approximately 220 persons. None of these persons is a member of a union. The Company believes that its employee relations are good. The Company's facilities are located in highly industrialized areas that benefit the Company by reason of their proximity to customers and a quality labor force.

ITEM 2.  PROPERTIES

     Atlas owns and operates two manufacturing facilities in Fenton, Michigan and Westland leases and operates one manufacturing facility in Canton, Michigan. The two Fenton facilities have an aggregate of 94,200 square feet of space. One of these facilities, built in 1997, has higher roofs and heavier cranes to facilitate manufacturing of larger equipment and provides approximately 51,000 square feet of manufacturing space and 8,000 square feet of office space. This facility also is capable of expanding at a later date to approximately 130,000 square feet of manufacturing and 25,000 square feet of office space. Operations performed in the two Fenton facilities include fabrication, machining, assembly, electrical panel construction and testing. Project management, engineering, finance, service, quality, purchasing and sales offices are also located in Fenton.

     The Canton plant, which is leased, has approximately 29,000 square feet of manufacturing and assembly space and 11,000 square feet for offices. Operations performed in the Canton facility are designing, assembly and test. Sales, operations, finance and administration are all located in Canton, MI.

     The principal executive offices of the Company are located in a small suite of offices at 206 South Main Street, 2nd Floor, Ann Arbor, Michigan 48104.

ITEM 3.  LEGAL PROCEEDINGS

     In 1996, Atlas and the estate of John Maher, the owner of the patent for the FLEX 5000(R) Transfer which is licensed to Atlas, initiated an action against Orchid International Group Inc. ("Orchid") in the Federal Court of Canada, Trial Division, claiming infringement and wrongful sale, manufacture and use by Orchid of the inventions protected by such patent and seeking, among other relief, a declaration that the patents are valid and have been infringed by Orchid, injunctive relief and damages of at least $5,000,000 (Cdn). The defendant has filed an answer denying the material allegations of the complaint and asserting a counterclaim requesting that the patents be declared invalid. Atlas and Orchid are undergoing the third round of examinations as part of the discovery process, which process is expected to be completed by January 31, 2001, with a court trial expected later during calendar 2001.

  The Company is a party to routine litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, workers' compensation insurance, property insurance, automobile insurance, employee benefit liability insurance, fidelity insurance and directors' and officers' liability insurance.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     No matters were submitted to a vote of securityholders during the fourth quarter of fiscal 2000.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock (Symbol: PRAC) and Warrants (Symbol: PRACW) are listed for trading on the Nasdaq SmallCap Market. The Company's Units (Symbol: PRACU) are quoted on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid prices for Common Stock and Warrants, as reported by the Nasdaq Small Cap Market. Within the last two fiscal years there has been no material activity in the Company's Units and therefore, no trading information
is provided.   The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the Nasdaq Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                      Common Stock         Warrants
                                                   -----------------   -----------------
                                                     High      Low       High      Low
                                                   ---------  ------   --------   ------
Year ended June 30, 1999:
   First Quarter                                     4.25      2.38      1.00      0.50
   Second Quarter                                    3.00      1.63      0.63      0.25
   Third Quarter                                     2.75      1.88      0.38      0.25
   Fourth Quarter                                    2.63      1.63      0.25      0.13

Year ended June 30, 2000:
   First Quarter                                     1.75      1.75      0.50      0.25
   Second Quarter                                    1.63      1.25      0.38      0.13
   Third Quarter                                     2.63      1.38      0.63      0.19
   Fourth Quarter                                    1.50      1.28      0.63      0.06

     As of September 30, 2000, the Company had 16 holders of record of its Common Stock. The Company believes that there are in excess of 500 beneficial holders of the Company's Common Stock.

     The Company has not declared or paid any dividends on its Common Stock since its inception.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the Company's and its predecessor's consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, at June 30, 1996, 1997, 1998, 1999 and 2000, for the periods July 1, 1995 to May 23, 1996, May 24,
1996 to June 30, 1996, and for the years ended June 30, 1997, 1998, 1999 and 2000. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Report and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                            (Dollars in thousands, except per share data)

Consolidated Statements of Operations Data
------------------------------------------

                                                                   The Company           Predecessor
                                         ----------------------------------------    --------------------
                                                                                                July 1,
                                          Year       Year      Year       Year       May 24,     1995
                                          Ended      Ended     Ended      Ended        to         to
                                         June 30,   June 30,  June 30,   June 30,    June 30,   May 23,
                                          2000       1999      1998       1997        1996       1996
                                          -------    -------   -------    -------    -------    -------
Revenues Earned                           $33,230    $34,001   $36,040    $34,438     $4,404    $31,598
Cost of Revenues Earned                    26,335     24,610    27,563     24,825      3,029     21,773
Gross profit                                6,895      9,391     8,478      9,613      1,375      9,825
Selling, general and administrative         6,333      7,526     8,538      7,081        729      6,007
Officers' bonuses                              --         --        --        711        197      2,117
Bonus restructuring expense                    --         --     2,132         --         --        --
Income (loss) from operations                 562      1,865    (2,192)     1,821        448      1,701
Net income (loss)                            (256)       974    (2,012)       593        204        762

Net income per share of common stock       ($0.10)      $.40    ($0.95)      $.28    $   .10
Weighted average common shares              2,475      2,432     2,125      2,125      2,125


Consolidated Balance Sheet Data
-------------------------------

                                                                        The Company
                                         ------------------------------------------------------        --------
                                         June 30,        June 30,       June 30,        June 30,       June 30,
                                           2000            1999           1998            1997          1996
                                          -------         -------        -------         -------       --------
Current assets                            $22,972         $19,148        $15,272         $22,627       $18,690
Current liabilities                         8,155           5,330          5,470           7,284        13,642
Working capital                            14,817          13,818          9,802          15,343         5,048
Property, plant and equipment, net          7,708           7,844          8,289           7,667         4,240
Total assets                               39,238          30,108         26,809          33,410        26,023
Long-term debt, less current maturities    20,862          13,951         11,254          15,327         2,228
Total liabilities                          29,777          20,391         18,160          23,444        16,650
Stockholders' equity                        9,461           9,717          8,649           9,966         9,373

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The fiscal year ended June 30, 2000 is the fourth full year of consolidated activities for Productivity Technologies Corp. Revenues at Atlas are recognized using the percentage-of-completion method, which measures the percentage of contract costs incurred to date and compares these costs to the total estimated costs for each contract. Atlas estimates the status of individual contracts when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job condition, estimated profitability, and final contract settlement may result in revisions to costs and income, and are recognized in the period in which such revisions are determined. Sales at Westland are recognized when products are shipped.

Results of Operations

Fiscal Year 2000 Compared to Fiscal Year 1999

     Revenues earned for the year ended June 30, 2000 were $33,230,195 as compared to $34,001,248 for the year ended June 30, 1999, a decrease of 2%, principally as a result of lower order volume at Atlas during fiscal 2000. The revenues earned of Westland, which was acquired by the Company on February 23, 2000, represented 4% of the total revenues earned by the Company in fiscal 2000. The order backlog as of June 30, 2000 was $13,500,000, down from the June 30, 1999 backlog of $16,000,000. The decline in backlog was mainly due to slower closings of new orders at Atlas. The Company believes automotive industry capital spending has been sluggish recently.

     Cost of revenues earned for the year ended June 30, 2000 was $26,334,826, up 7% from costs of $24,609,631 for the year ended June 30, 1999. Cost of revenues earned as a percentage of revenues increased to 79% of revenues earned during the year ended June 30, 2000 as compared to 72% for year ended June 30, 1999. The increase in cost of revenues earned as a percentage of revenues for the year ended June 30, 2000 was primarily due to product mix and cost overruns incurred by Atlas late in the production cycle for certain products.

     Gross profit for the year ended June 30, 2000 was $6,895,369, representing a 27% decrease from the $9,391,617 gross profit for the year ended June 30, 1999. Gross profit decreased during fiscal 2000 principally for the reasons cited above related to the increase in cost of revenues earned as a percentage of revenues. Westland's contribution to the Company's total gross profit was approximately 3.5% in fical 2000.

     Consolidated selling, general and administrative (SG&A) expenses were $6,332,966, down 16% as compared to SG&A expenses of $7,526,448 for the year ended June 30, 1999. In January 1999, and continuing through June 2000, the Company reduced fixed costs as part of a cost reduction initiative. The decline in SG&A expenses for fiscal 2000 as compared to fiscal 1999 is due principally to cost reductions at Atlas, partially offset by the inclusion of Westland's SG&A expenses for an approximately four month period following its acquisition by the Company on February 23, 2000. The Company's corporate expenses also were lower in fiscal 2000 than in fiscal 1999 due in part to the decrease in the number of directors effective as of December 31, 1999.

     Income from operations for the year ended June 30, 2000 was $562,403 compared to income from operations of $1,865,169 for the year ended June 30, 1999. The decline in income from operations was principally the result of lower gross margins described above, partially offset by decreased SG&A expenses.

     Interest expense for the year ended June 30, 2000 was $1,307,732, up 57% from $835,619 for the year ended June 30, 1999. Higher interest costs during fiscal 2000 were due to higher financing requirements as a result of increased accounts receivables, inventories, and work-in-process for Atlas, higher interest rates and the new indebtedness incurred by the Company for the purchase of Westland.

     For the year ended June 30, 2000, the income tax benefit was $363,000. This tax benefit differs from what it would have been under the statutory rate due primarily to research and experimentation (R&E) tax credits the Company has calculated.

     At June 30, 2000 the balance sheet includes a deferred tax asset whose realization depends on generating future taxable income. This asset includes R&E credit carryforwards totaling approximately $844,000 that will begin to expire in 2012 and net operating loss carryforwards totaling approximately $1,074,000 that will begin to expire in 2020. Taking into consideration the historical results of operations of Atlas & Westland, the Company believes it is more likely than not that these carryforwards will be realized in the future. However, due to the past IRS audit with respect to the R&E tax credits and the costs the Company incurred in defending these credits, the R&E credit carryforwards include a 50% reserve.

     For the year ended June 30, 2000, a net loss of $256,280 was incurred as compared to net income for the year ended June 30, 1999 of $974,290. The net loss during fiscal 2000 was due to factors cited above, including cost overruns on certain projects, lower volume, lower gross margins, and increased interest expense. These factors were partially offset by a decrease in SG&A expenses.

Fiscal Year 1999 Compared to Fiscal Year 1998

     Revenues earned for the fiscal year ended June 30, 1999 were $34,001,248; a decrease of 6% compared to revenues earned of $36,040,278 for the fiscal year ended June 30, 1998. Approximately 40% of the Company's revenues earned were to foreign customers during this period, compared to approximately 30% during the previous year. The Company's backlog as of June 30, 1999 approximated $16,000,000, a 6% decline versus the $17,000,000 backlog at June 30, 1998.

     The Company management believes the declines in revenues earned and order bookings during fiscal 1999, and backlog at June 30, 1999, were due to a lack in growth of capital spending by North American automakers including General Motors Corporation, Ford Motor Company, and DaimlerChrysler Corporation. Atlas management believes other factors included the Company's slower than expected market entry into certain geographic markets in Europe, continued economic difficulties and depressed market conditions in certain Asian markets which the Company serves, and a general slowdown in domestic capital spending activity for machine tools and equipment due to the uncertain outcome of Autumn 1999 contract negotiations in the U.S. and Canada between members of the United Auto Workers
(UAW) and GM, Ford, and DaimlerChrysler.

     Cost of revenues earned sold for the fiscal year ended June 30, 1999 were $24,609,631, a level approximating 72% of revenues earned, compared to $27,562,608, or 76% of revenues earned, for the 1998 fiscal year. Cost of revenues earned relative to revenues earned improved by 4% and was due to an increase in the Company product line standardization and an operating cost reduction program begun in January 1999.

     Gross profits for the year ended June 30, 1999 were $9,391,617, an 11% increase from the $8,477,670 gross profit of a year earlier. The increase in gross profits is related to the above-described decline in costs of products sold from fiscal 1998 to 1999. The Company engineered, designed, and obtained greater product line standardization in fiscal 1999 than existed for its product lines in fiscal 1998, and implemented an operating cost reduction program beginning in January 1999. The decline in costs of products sold and the related increase in gross profits in fiscal 1999 would have been greater if the Company had not incurred expenses to obtain, in December 1998, ISO 9001 certification and additional quality related awards, implement a new enterprise resource planning ("ERP") computer system, and higher warranty costs associated
with the launch of several new products.   A portion of ISO 9001 certification
and ERP implementation costs were charged to specific products being delivered and therefore to cost of revenues earned in 1999.

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

     Income from operations was $1,865,169 in fiscal 1999 as compared to a loss from operations of $2,192,399 in fiscal 1998. As part of the 1998 bonus restructuring plan, the Company made distributions to Ronald Prime and Michael
D. Austin in fiscal 1999 as follows: (1) 300,000 shares of common stock restricted from transfer or resale for a period on three years, and (2) payment of the first of four equal payments of deferred compensation which equal, in the aggregate, $1,660,564. In addition, $560,000 held in escrow was released to Messrs. Prime and Austin during fiscal 1999. The escrow related to a dispute between the Company and the Internal Revenue Service (IRS) related to research and experimentation credits claimed by the Company's predecessor for fiscal years ended June 30, 1991 though 1995. As noted above, the Company resolved the dispute with the IRS during the fiscal year.

     Interest expense during fiscal 1999 was $835,619, compared to $1,057,725 in fiscal 1998, a decrease of 21%. The decrease in interest expense for the period was due to an overall reduction in use of the Company's working capital line of credit and slightly lower interest rates during the fiscal year.

     Income before tax during fiscal 1999 was $1,074,290 as compared to a loss before tax of $2,962,350 for fiscal 1998. The increase in pre-tax income was due to the factors described above, including higher gross margins from product standardization, lower fixed and interest costs, and non-recurrence of lawsuit and bonus restructuring charges. Income tax for the fiscal year 1999 was $100,000 as compared to an income tax benefit of $950,000 for fiscal year 1998. Included in the tax for 1999 were tax credits of approximately $246,000 associated with research and development activities. As outlined in detail in the Company's Form 10-K for the fiscal year ended June 30, 1998, the Company reported charges in fiscal 1998 related to legal settlements and bonus restructuring. In the fiscal year ended June 30, 1999, the Company incurred none of these charges against earnings. In addition, the Company settled a dispute with the IRS during the fiscal year in connection with credits that the Company claimed previously for fiscal years ended June 30, 1991 through 1996. As a result of the settlement with the IRS, the Company utilized available tax credits in fiscal 1999, which improved net earnings relative to those reported in 1998.

     Net income during the fiscal year 1999 was $974,290, as compared to a net loss of $2,012,350 for fiscal 1998. Fiscal 1999 earnings per share were $0.40 based upon 2,431,986 weighted average shares outstanding, compared to a loss per share in fiscal 1998 of ($0.95) based upon 2,125,000 weighted average shares outstanding.

Liquidity and Capital Resources

     Management believes financing facilities currently in place, along with anticipated cash available from operations, will be sufficient for general operations. On July 31, 2000, the Company was scheduled to repay approximately $417,000 (including interest) of the subordinated deferred indebtedness totaling $1,108,352 due to the former owners of Atlas. This repayment has been postponed for an indefinite period of time. Instead, cash is being conserved for ongoing
operations.   In addition, the Company's bank has requested the postponement of the payment of the $417,000 until the Company's financial results improve.

     At June 30, 2000, the Company had (1) debt of $11,738,148 under the line of credit, and $3,700,000 of Industrial Revenue Bond obligations, payable over the 12 years remaining in their term, (2) deferred executive compensation obligations of $1,108,352 scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002, (3) five year term debt of $3,600,000, bearing interest at 125 basis points over the prime rate, incurred in February 2000 to purchase Westland, (4) five year subordinated term debt of $2,750,000, payable to the former owner of Westland and bearing a fixed interest rate of 9.25%, incurred in February 2000 to purchase Westland, and (5) other debt of $64,903. This total of $22,961,403 compares to a total combined long-term debt financing and line of credit balance of $15,835,779 as of June 30, 1999. The increase in indebtedness at June 30, 2000 is principally due to indebtedness incurred to finance the acquisition of Westland.

     The Company believes that its short-term credit availability is adequate to support its business operation at current and near-term anticipated sales levels. This excludes the repayment of previously scheduled subordinated deferred indebtedness as noted above. Working capital at June 30, 2000 was $14,816,624 and the current ratio was 2.8 to 1, as compared to working capital of $13,818,002 and a current ratio of 3.6 to 1 for the Company at June 30, 1999.

     The Company's revolving credit agreement and term loan with a bank impose financial levels of tangible capital funds, specified leverage ratios (debt to equity), and fixed expense coverage. At June 30, 2000, the Company was not in compliance with the financial covenants specified in the agreements. On October 13, 2000, the Company obtained a waiver from the bank waiving its acceleration rights as a result of the Company's noncompliance. In addition, the financial covenants were amended to provide for less stringent requirements through June 30, 2001. Based on current projections for the year ending June 30, 2001, management believes operations will provide sufficient funds to enable the Company to meet the amended requirements.

Contingencies

     Atlas has accrued certain financial reserves for contingencies of bad debts; product warranty and health insurance run off costs.

Recent Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The FASB issued SFAS No. 137 in June 1999 to delay the effective date of SFAS 133 to the first quarter of the fiscal year beginning after June 15, 2000 (July 1, 2000 for the Company). The adoption of SFAS 133, as amended by SFAS 137, will not have any effect on the Company's results of operations or its financial position.

Forward-Looking Statements

     Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to what management believes is a current softening of the domestic and foreign markets for automobiles and automotive parts resulting in reduced demand for the Atlas' automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation equipment noncompetitive or obsolete; the risk that Atlas may not succeed in its ongoing patent suit against Orchid; the risk that Westland's customers may be unwilling or unable to continue ordering control panels; and the tightening of credit availability generally or under the Company's credit facility which may render the Company unable to access needed working capital.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Of the Company's indebtedness of $22,961,403 at June 30, 2000, obligations in the amount of $2.75 million were fixed rate obligations and the balance of approximately $20.2 million, including $3.6 million incurred in February 2000 to purchase Westland, were variable rate obligations. In August 2000, the Company converted $5.0 million of its variable rate debt to fixed rate debt under its credit facility through an interst rate swap transaction. Assuming an immediate 10% increase, as of September 30, 2000, in the interest rates on all of the Company's variable rate obligations, the impact to the Company in annualized interest payable would be approximately $150,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements of the Company as set forth on page F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     Set forth below is information concerning each director of the Company, including his business experience during at least the past five years, his positions with the Company, and certain directorships held by him. Except as hereinafter described, there are no family relationships among any of the directors or any arrangements or understandings between any director and another person pursuant to which he was selected as a director.

                                                              Director
Director                                            Age         Since    Current Position
--------                                            ---       --------   ----------------
Class I Directors
Alan I. Goldman..............................        63         1993     Director
Jesse A. Levine..............................        33         1993     Director, Chief Financial Officer,
                                                                         Vice President, Secretary and Treasurer
Class II Director
Michael D. Austin............................        49         1999     Director, and President and Chief Executive
                                                                         Officer of the Company's Atlas Technologies,
                                                                         Inc. subsidiary

Class III Directors
Samuel N. Seidman............................        66         1993     Director, Chairman of the Board, President and
                                                                         Chief Executive Officer
Alan H. Foster...............................        75         1993     Director

     The Company's Board of Directors is divided into three classes, each of which serves for a term of three years, with only one class of directors being elected in each year. The term of office of the Class I directors will continue until the next annual meeting of the Company. The term of office of the Class II directors will continue until the annual meeting of the Company held in fiscal 2002. The term of office of the Class III directors will continue until the annual meeting of the Company held in fiscal 2003. In each case, a director will hold office until the next annual meeting of stockholders at which his class of directors is to be elected.

Class I Directors

     Alan I. Goldman has been a Director of the Company since its inception. Since 1985, Mr. Goldman has been self-employed as an investment banker and management consultant, specializing in mergers and acquisitions, private placements and business and organization consulting. Since 1999, Mr. Goldman has also served as Chairman of the Board, Chief Financial Officer and Treasurer of SGAinteractive, Inc., a privately held Internet training and communications company. From 1975 to 1985, Mr. Goldman was Senior Vice President, Finance and Chief Financial Officer of Management Assistance, Inc., a multi-national computer manufacturing, marketing and maintenance company and a purchaser and user of productions systems and components. From 1970 to 1974, Mr. Goldman was Vice President, Finance, Treasurer and Chief Financial Officer of Interway Corporation; an international company engaged in trailer and container leasing and fleet management. Mr. Goldman was also a director of Substance Abuse Technology, Inc.; at the time it filed a Chapter 11 bankruptcy petition in 1997. Mr. Goldman earned a B.A. degree from Cornell University and an M.B.A. degree from New York University.

     Jesse A. Levine has been Secretary, Treasurer and a Director of the Company since its inception, Chief Financial Officer since June 1995 and a Vice President since May 1996. Since January 1992, Mr. Levine has been Vice President and then Senior Vice President of Seidman & Co., Inc., specializing in financial and business analysis, corporate finance, private placement financing, merger and acquisition, and corporate advisory services. Previously, Mr. Levine served as a commercial credit analyst for Society Bank, Michigan. Mr. Levine earned a B.A. degree, with highest honors distinction, in economics from the University of Michigan and has been elected a chartered financial analyst. Samuel N. Seidman, the President, Chief Executive Officer, and Chairman of the Company, is Mr. Levine's uncle.

Class II Director

     Michael D. Austin is currently the President and Chief Executive Officer of the Company's Atlas Technologies, Inc. subsidiary. From 1996 to 1998, Mr. Austin held the position of President of Atlas Technologies, Inc., and was primarily responsible for directing the marketing and sales activities of the company for determining the overall product directions, managing product research and development, and managing the application engineering department. From 1977 to 1996, Mr. Austin held various other management positions at Atlas Technologies, Inc., including Vice President of Operations, Vice President of Sales and Marketing, Sales Manager, and Controls Manager. From 1973 to 1977, Mr. Austin held various controls engineering and management positions at Fluid & Electric Control Co., including Chief Engineer. Mr. Austin serves on the board of directors or board of advisors of the Society of Manufacturing Engineers, the Flint-Genesee Economic Growth Alliance, the Genesee Area Focus Council, the Manufacturers Innovation Council, Kettering University, Baker College and Mott Community College. Mr. Austin holds U.S. and foreign patents for certain apparatus and methods for forming workpieces.

Class III Directors

     Samuel N. Seidman has been President and a Director of the Company since its inception. In 1970, Mr. Seidman founded Seidman & Co., Inc., an investment banking firm, and serves as its President. In this capacity, he has provided a broad range of investment banking services, including financial analysis and valuations, private financings, and corporate recapitalizations and debt restructurings. Mr. Seidman also serves as a director of AMREP Corporation, a real estate development corporation listed on the New York Stock Exchange. He has acted as financial advisor to manufacturers of various kinds of production systems and components for a number of industries, including ASM International, N.V., and a multi-national producer of automated equipment and systems for the production of semiconductor traded on the Nasdaq National Market. Mr. Seidman advised in the sale of ASM Fico Tooling, Inc., a European-based multi-national manufacturer of specialized tooling for the semiconductor industry. Mr. Seidman was Co-Chairman of the Creditors' Committee in the Chapter 11 reorganization of Sharon Steel Corp., an integrated manufacturer of finished steel products, and served as financial advisor in Chapter 11 to Chyron Corp., a specialized producer of television character generation equipment for video productions listed on the New York Stock Exchange, and Mr. Gasket Co., a manufacturer of automobile aftermarket products. Prior to founding Seidman & Co., Mr. Seidman worked in corporate finance at Lehman Brothers. Mr. Seidman earned a B.A. degree from Brooklyn College and a Ph.D. in economics from New York University. He was a Fulbright Scholar and a member of the graduate faculty of the City University of New York. Mr. Seidman's nephew, Jesse A. Levine, is Vice President, Chief Financial Officer, Secretary, Treasurer and a Director of the Company.

     Alan H. Foster has been a Director of the Company since its inception. Since 1986, he has been an Adjunct Professor of Finance and Corporate Strategy at the University of Michigan. Since 1978, Mr. Foster has been the principal of A.H. Foster & Company, a consulting firm, which serves as a consultant in corporate finance to foreign governments, and domestic and international clients. Currently, Mr. Foster is a director of Code-Alarm, Inc., a manufacturer of automobile security systems. For the last 12 years, Mr. Foster has served numerous times as a court-appointed trustee in bankruptcy for both Chapter 7 and Chapter 11 cases. He was employed by the American Motors Corporation from 1963 to 1978, where he first served as Director, Financial Planning and Analysis and then as Vice President and Treasurer for the last ten of those years. From 1953 to 1963, Mr. Foster worked at Sylvania Electric Products in various capacities, including Manager, Corporate Planning and Control. Mr. Foster is the author of Practical Business Management, published in 1962. Mr. Foster earned a B.S.B.A. degree from Boston College and an M.B.A. degree from Harvard Business School.

Executive Officers

   The following table sets forth certain information concerning each individual who currently serves as an executive officer of the Company. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. Except as specifically described, there are no family relationships among any of the executive officers or any arrangements or understandings between any executive officer and another person pursuant to which he was selected as an executive officer.

  Executive Officers          Current Position
  ------------------          ----------------
  Samuel N. Seidman........   Chairman of the Board, President and Chief
                              Executive Officer
  Jesse A. Levine..........   Chief Financial Officer, Vice President, Secretary
                              and Treasurer
  Michael D. Austin........   President and Chief Executive Officer of Atlas
                              Technologies, Inc.
  Robert Cuccaro...........   Vice President, Corporate Controller

     See "Directors" in this Item 10 for a description of the business experience during at least the past five years of Messrs. Seidman, Levine and Austin.

     Robert J. Cuccaro, 45 years of age, joined the company on May 26, 2000 and currently holds the position of Vice President, Corporate Controller. Mr. Cuccaro is primarily responsible for working closely with each of the operating subsidiaries in planning and executing operating efficiencies, enhancing financial and operation reporting, increasing cash generation, enhancing cash management and identifying cost reduction opportunities. From 1998 to 2000, Mr. Cuccaro held positions of General Manager and Controller for the Ring Group and Karmazin Products Corporation and was responsible for directing sales, human resources, production control, accounting and finance. From 1996 to 1998, Mr. Cuccaro held the position of Chief Financial Officer/Division Controller for Stewart Connectors Division, Inc. a subsidiary of Insilco Corporation. From 1994 to 1996, Mr. Cuccaro held various positions including Plant Controller and Corporate Controller with Clark Material Handling Corporation, a subsidiary of Terex Corporation. Previously, from 1982 to 1994, Mr. Cuccaro held various financial positions at UNISYS Corporation including Controller and Sales Director. Mr. Cuccaro has extensive international, manufacturing, financial reporting and systems experience. Mr. Cuccaro earned his B.S. degree from Rutgers University and attended graduate studies classes at Fairleigh Dickinson University in New Jersey.


Compliance with Section 16(a) of the Exchange Act

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain of its officers and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the fiscal year ended June 30, 2000, each of its officers, directors and 10% stockholders complied with the Section 16(a) reporting requirements, except that Michael D. Austin, the President and Chief Executive Officer of Atlas Technologies, Inc., did not timely file a Form 4 to report his open market purchases of shares of the Company's common stock in October 1999. His failure to timely file was inadvertent, he did not sell any shares within six months before such purchases or at any time following such purchases, and he has since made appropriate filings with the SEC to report such purchases. In addition, Robert J. Cuccaro inadvertently failed to file a Form 3 to disclose his position as the Company's Vice President, Controller in a timely manner, which form has since been filed. He owns no shares of the Company's stock.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation and Arrangements

     During fiscal 2000, the Company's non-employee directors, Alan I. Goldman and Alan H. Foster, received $12,000 per annum, payable quarterly. The members of the Audit Committee, Messrs. Goldman and Foster, also received $1,000 for attending the two Audit Committee meetings held in fiscal 2000 ($500 per meeting). All directors other than the Chairman are entitled to receive payment of $1,000 per day, as determined by the Chairman, for actual days spent by them providing consulting services to the Company or performing other special services for the benefit of the Company.

Executive Officer Compensation

     The following table shows all compensation paid by the Company for the fiscal years ended June 30, 1998, 1999 and 2000 to (1) the person who has served as the chief executive officer of the Company at all times since the beginning of fiscal 2000 (Samuel N. Seidman), and (2) the only executive officer of the Company, other than the chief executive officer, who served as an executive officer at any time during fiscal 2000 and whose income exceeded $100,000 (Michael D. Austin) (collectively, the "Named Executive Officers").

                            Summary Compensation Table

                                              Annual Compensation                    Long Term Compensation
                                           ------------------------       -------------------------------------------
Name and                   Fiscal Year                                       Restricted             Securities
Principal Position         ended June 30,  Salary ($)     Bonus ($)       Stock Awards (#)     Underlying Options (#)
------------------         --------------  ----------   -----------       ----------------     ----------------------
Samuel N. Seidman               2000       78,750            ---                  ---                       ---
                                1999       65,000            ---                  ---                       ---
                                1998       75,000            ---                  ---                       ---

Michael D. Austin               2000      203,770            ---                  ---                       ---
                                1999      201,179            ---                  ---                       ---
                                1998      196,888         718,192 (1)         150,000                       ---

_______________
(1) Represents amounts to which Mr. Austin was entitled under a deferred compensation plan.

     Option Awards and Values. Samuel N. Seidman received 68,000 options. No other options or stock appreciation rights were awarded to any of the Named Executive Officers in fiscal 2000. The following table sets forth information concerning the aggregate number and values of options held by the Named Executive Officers as of June 30, 2000. None of the Named Executive Officers holds stock appreciation rights and none of such persons exercised any options in fiscal 2000.

                         Aggregate Year-End Option Values

                                Number of unexercised options         Value of unexercised in the money
                                    at fiscal year end (#)              options at fiscal year end ($)

Name                          Exercisable         Unexercisable         Exercisable        Unexercisable
----                          -----------         -------------         -----------        -------------
Samuel N. Seidman               158,833                 ---                 ---                 ---
Michael D. Austin                   ---                 ---                 ---                 ---

Employment Agreements

   In May 1996, Mr. Michael D. Austin entered into an employment agreement with Atlas Technologies, Inc. (subsequently amended in June 1998) under which he currently serves as the President and Chief Executive Officer of Atlas Technologies, Inc. Mr. Austin's agreement terminates on December 31, 2001. The agreement requires Mr. Austin to devote substantially all of his business time and attention to the affairs of Atlas Technologies, Inc. The agreement provides for a base salary of $198,588 per year, subject to cost-of-living increases after December 31, 1998, for six weeks vacation per year, reimbursement of business expenses, use of an automobile and mobile telephone, medical and life insurance benefits and other benefits generally made available to other employees. The employment agreement also contains provisions restricting the disclosure of confidential information and non-competition covenants. As part of the fiscal 1998 bonus restructuring agreement, Atlas Technologies, Inc. also is scheduled to pay to Mr. Austin deferred compensation of $718,192 payable in annual installments with 6.1% interest with final payment due July 2002.

   Compensation Committee Interlocks and Insider Participation

   The full Board of Directors of the Company serves as the Company's Compensation Committee. There have not been since the beginning of fiscal 2000 any interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any person who has served on the Company's Board of Directors since that time. See Item 13 for a description of certain transactions and relationships of the Company with directors of the Company since the beginning of fiscal 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table and accompanying footnotes sets forth certain information as of September 30, 2000 with respect to the stock ownership of (1) each stockholder known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and nominee of the Company, (3) the Company's Chief Executive Officer, and (4) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Shares of Common Stock issuable upon exercise of options which are currently exercisable or exercisable within 60 days of the date of the Proxy Statement have been included in the following table. See Item 11 for additional information regarding the stock options granted to the indicated persons. The business address of the persons listed below is Productivity Technologies Corp., 206 South Main Street, 2nd Floor, Ann Arbor, Michigan 48104.

Name of Beneficial              Number of Shares           Percentage of Shares
Owner                          Beneficially Owned           Beneficially Owned
------------------             ------------------          --------------------
Michael D. Austin                285,000                           11.5
Samuel N. Seidman                285,083 (1)                       10.8 (3)
Ronald Prime                     163,350 (4)                        6.6
Jesse A. Levine                  149,583 (1)(2)                     5.8
Alan I. Goldman                   48,250 (1)                        1.9
Alan H. Foster                    43,250 (1)                        1.7
All directors and
 executive officers as
 a group (4)                     811,166 (4)                       32.8
______________________
(1) Includes shares of Common Stock issuable upon immediately exercisable warrants and options as follows: Mr. Seidman - 158,833 shares; Mr. Levine - 106,333; Mr. Foster - 22,000 shares; Mr. Goldman - 22,000 shares.

(2)  Includes 4,000 shares gifted by Mr. Levine to a related minor.

(3) The percentage in this column is calculated by dividing the number of shares beneficially held by the individual or group shown on each line by the sum of (i) the number of outstanding shares of Common Stock and (ii) any shares of Common Stock issuable upon the exercise of options held by such individual or group members, but for no other person. Consequently, although Mr. Seidman beneficially owns more shares than Mr. Austin, the shares included in the denominator to calculate his percentage includes the shares issuable to him upon the exercise of his options and, therefore, his deemed ownership percentage in that of the Company is less than that of Mr. Austin.

(4) Includes shares of Common Stock issuable upon immediately exercisable warrants and options to Mr. Seidman, Mr. Levine, Mr. Foster and Mr. Goldman, as disclosed in note 1. Mr. Prime's shares are not included in the total as he is not a director or officer of the Company. Excludes 2,500 shares which shall be beneficially owned by Robert Cuccaro on November 26, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Seidman & Co., Inc., an affiliate of the Company, makes available to the Company office space, as well as certain office, administrative and secretarial services as may be required by the Company. The Company paid Seidman & Co., Inc. $25,000 in the fiscal year ended June 30, 2000 for such services. In January 2000, the Company moved its headquarters to Seidman & Co., Inc.'s offices in Ann Arbor, Michigan, and the amount of this payment was reduced. Samuel N. Seidman, a director and the Chairman, President and Chief Executive Officer of the Company, is President of Seidman & Co., Inc., and Jesse A. Levine, a director, Chief Financial Officer, Vice President, Secretary and Treasurer of the Company, is Senior Vice President of Seidman & Co., Inc. See
Item 11 for a description of the employment agreement entered into between the Company and Michael D. Austin, the President and Chief Executive Officer of Atlas Technologies, Inc.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements as listed on page F-1.
     2.  Financial Statement Schedules as listed on page F-1.
     3.  Exhibits as listed on the Exhibit Index.

(b)  Reports on Form 8-K.

     On May 3, 2000, the Company filed Amendment No. 1 to Current Report on Form 8-K/A to include the historical and pro forma financial information required with respect to the Westland acquisition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned herewith duly authorized.


October 13, 2000              PRODUCTIVITY TECHNOLOGIES CORP.

                              By:  /s/  Samuel N. Seidman
                                 -------------------------------------
                                 Samuel N. Seidman
                                 Chairman, Chief Executive Officer and
                                 President


     Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           /s/  Samuel N. Seidman                     Chairman, Chief Executive Officer,         October 13, 2000
--------------------------------------------          President and Director (Principal
             Samuel N. Seidman                        Executive Officer)


         /s/  Michael D. Austin                       Director                                   October 13, 2000
--------------------------------------------
             Michael D. Austin

           /s/  Jesse A. Levine                       Vice President, Secretary, Treasurer       October 13, 2000
--------------------------------------------          and Director and Chief Financial
              Jesse A. Levine                         Officer (Principal Financial Officer)


          /s/ Robert J. Cuccaro                       Vice President, Corporate Controller       October 13, 2000
--------------------------------------------          (Principal Accounting Officer)
            Robert J. Cuccaro

                                                      Director
--------------------------------------------
            Alan H. Foster

          /s/  Alan J. Goldman                        Director                                   October 13, 2000
--------------------------------------------
            Alan J. Goldman

                                 EXHIBIT INDEX

Exhibit No.       Description
----------        -----------
    3.1      Certificate of Incorporation (1)
    3.2      Amendment to Certificate of Incorporation filed May 28, 1996 (2)
    3.3      By-laws (1)
    4.1      Form of Common Stock Certificate of the Company (1)
    4.2      Form of Warrant Certificate of the Company (1)
    4.3      Unit Purchase Option between GKN Securities Corp. and the
             Company (1)
    4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)
   10.1 Employment Agreement dated as of May 23, 1996 between Atlas Technologies, Inc. and Michael D. Austin (3)
   10.2 Bonus Restructuring Agreement dated June 30, 1998 between Atlas Technologies, Inc. and Messrs. Michael D. Austin and Ronald Prime (4)
   10.3      1996 Performance Equity Plan of the Company (3)
   10.4 Asset Purchase Agreement dated as of February 23, 2000 among WCS Acquisition Corp., Productivity Technologies Corp., Westland Control Systems, Inc. and Thomas G. Lee (5)
   27.1      Financial Data Schedule (6)

_____________________________
(1) Filed as an exhibit to Registration Statement on Form S-1, No. 33-78188, and incorporated herein by reference.

(2) Filed as an exhibit to Report on Form 8-K filed June 7, 1996 and incorporated herein by reference.

(3) Filed as an exhibit to Report on Form 10-K for fiscal year ended March 31, 1996 and incorporated herein by reference.

(4) Filed as an exhibit to Report on Form 10-K for fiscal year ended March 31, 1998 and incorporated herein by reference.

(5) Filed as an exhibit to Report on Form 8-K/A dated May 3, 2000 and incorporated herein by reference.

(6)  Filed herewith.

               Productivity Technologies Corp. and Subsidiaries


                                                                           Index

--------------------------------------------------------------------------------



          Report of Independent Certified Public Accountants        F-2


          Financial Statements
             Consolidated Balance Sheets                            F-3
             Consolidated Statements of Operations                  F-5
             Consolidated Statements of Stockholders' Equity        F-6
             Consolidated Statements of Cash Flows                  F-7


          Notes to Financial Statements                             F-9


          Schedule II - Valuation and Qualifying Accounts          F-26

Report of Independent Certified Public Accountants


To the Board of Directors of
Productivity Technologies Corp.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Productivity Technologies Corp. and Subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Productivity Technologies Corp. and Subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

Also, in our opinion, Schedule II presents fairly, in all material respects, the information set forth therein.



                                                                BDO SEIDMAN, LLP


Troy, Michigan
September 12, 2000, except for
Note 5 which is as of October 13, 2000

                                Productivity Technologies Corp. and Subsidiaries

                                                     Consolidated Balance Sheets

--------------------------------------------------------------------------------


June 30,                                                                            2000             1999
---------------------------------------------------------------------------------------------------------
Assets (Note 5)

Current Assets
 Cash                                                                        $   538,575      $   244,400
 Short-term investments, including accrued interest                              310,085          392,059
 Contract receivables, net of allowance for doubtful                           9,930,913        7,310,072
  accounts of $102,500 and $110,000 (Note 3)
 Costs and estimated earnings in excess of                                     9,756,686        9,714,477
  billings on uncompleted contracts (Note 4)
 Inventories                                                                   1,917,230          641,615
 Prepaid expenses and other                                                      202,140          414,366
 Deferred income taxes (Note 8)                                                  316,000          431,000
---------------------------------------------------------------------------------------------------------

Total Current Assets                                                          22,971,629       19,147,989
---------------------------------------------------------------------------------------------------------

Property and Equipment
 Land                                                                            591,514          591,514
 Buildings and improvements                                                    4,864,018        4,854,799
 Machinery and equipment                                                       4,305,900        3,848,921
 Transportation equipment                                                         21,000           31,500
---------------------------------------------------------------------------------------------------------

                                                                               9,782,432        9,326,734
 Less accumulated depreciation                                                 2,074,154        1,483,000
---------------------------------------------------------------------------------------------------------

Net Property and Equipment                                                     7,708,278        7,843,734
---------------------------------------------------------------------------------------------------------

Other Assets
 Goodwill, net of accumulated amortization                                     6,863,908        2,484,204
  of $541,439 and $340,521 (Note 2)
 Patent, net of accumulated amortization of $18,150 and $-0-                     731,850                -
  (Note 2)
 Deferred income taxes (Note 8)                                                  450,000                -
 Other assets                                                                    512,172          632,053
---------------------------------------------------------------------------------------------------------

Total Other Assets                                                             8,557,930        3,116,257
---------------------------------------------------------------------------------------------------------

                                                                             $39,237,837      $30,107,980
---------------------------------------------------------------------------------------------------------

                     See accompanying notes to consolidated financial statements

                                Productivity Technologies Corp. and Subsidiaries

                                                     Consolidated Balance Sheets

--------------------------------------------------------------------------------




June 30,                                                                           2000               1999
----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable                                                           $ 4,457,290        $ 1,879,817
 Accrued Expenses
  Commissions payable                                                           573,404            795,959
  Warranty reserve                                                              440,000            200,000
  Royalties payable                                                             367,772            373,983
  Payroll and related withholdings                                              316,524            239,536
  Other                                                                         601,563            717,584
 Billings in excess of costs and estimated                                       58,888            348,049
  earnings on uncompleted contracts (Note 4)
 Current maturities of executive deferred compensation                          348,560            326,706
  agreements (Note 11)
 Current maturities of long-term debt (Note 5)                                  991,004            448,353
----------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                     8,155,005          5,329,987


Executive Deferred Compensation Agreements, less current
 maturities (Note 11)                                                           759,792          1,109,677



Long-Term Debt, less current maturities (Note 5)                             20,862,047         13,951,043
----------------------------------------------------------------------------------------------------------

Total Liabilities                                                            29,776,844         20,390,707
----------------------------------------------------------------------------------------------------------


Stockholders' Equity (Notes 6 and 7)
 Common stock; $.001 par value, 20,000,000 shares
  authorized; 2,475,000 issued and outstanding                                    2,475              2,475
 Additional paid-in capital                                                   9,966,408          9,966,408
 Deficit                                                                       (507,890)          (251,610)
----------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                    9,460,993          9,717,273
----------------------------------------------------------------------------------------------------------

                                                                            $39,237,837        $30,107,980
----------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                Productivity Technologies Corp. and Subsidiaries

                                           Consolidated Statements of Operations

--------------------------------------------------------------------------------




Year Ended June 30,                                              2000                 1999               1998
-------------------------------------------------------------------------------------------------------------
Revenues Earned                                           $33,230,195          $34,001,248        $36,040,278

Cost of Revenues Earned                                    26,334,826           24,609,631         27,562,608
-------------------------------------------------------------------------------------------------------------

Gross Profit                                                6,895,369            9,391,617          8,477,670

Selling, General and
 Administrative Expenses (Note 10)                          6,332,966            7,526,448          8,538,166
-------------------------------------------------------------------------------------------------------------

Income (Loss) From Operations Before
 Bonus Restructuring Expense                                  562,403            1,865,169            (60,496)

Bonus Restructuring Expense (Note 11)                               -                    -         (2,131,903)
-------------------------------------------------------------------------------------------------------------

Income (Loss) From Operations                                 562,403            1,865,169         (2,192,399)
-------------------------------------------------------------------------------------------------------------

Other Income (Expense)
 Interest expense                                          (1,307,732)            (835,619)        (1,057,725)
 Interest income                                               66,843               82,466            141,707
 Gain on disposal of assets                                       650                    -             89,628
 Miscellaneous                                                 58,556              (37,726)            56,439
-------------------------------------------------------------------------------------------------------------

Total Other Expense                                        (1,181,683)            (790,879)          (769,951)
-------------------------------------------------------------------------------------------------------------

(Loss) Income Before Income Taxes                            (619,280)           1,074,290         (2,962,350)

Income Tax Expense (Benefit) (Note 8)                        (363,000)             100,000           (950,000)
-------------------------------------------------------------------------------------------------------------

Net (Loss) Income                                         $  (256,280)         $   974,290        $(2,012,350)
-------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share (Note 1)                         $      (.10)         $       .40        $      (.95)
-------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share (Note 1)                       $      (.10)         $       .40        $      (.95)
-------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                Productivity Technologies Corp. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

--------------------------------------------------------------------------------




                                        Common Stock       Common    Additional                     Total
                                   --------------------   Stock To     Paid-In                  Stockholders'
                                      Shares    Amount   Be Issued     Capital     (Deficit)        Equity
-------------------------------------------------------------------------------------------------------------
Balance, July 1, 1997                2,125,000   $2,125  $  -         $9,177,488  $   786,450     $ 9,966,063

Common stock to be issued
 (Note 11)                                   -        -    695,520             -            -         695,520

Net loss                                     -        -          -             -   (2,012,350)     (2,012,350)
-------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998               2,125,000    2,125    695,520     9,177,488   (1,225,900)      8,649,233

Common stock issued                    350,000      350   (695,520)      788,920            -          93,750

Net income                                   -        -          -             -      974,290         974,290
-------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999               2,475,000    2,475          -     9,966,408     (251,610)      9,717,273

Net loss                                     -        -          -             -     (256,280)       (256,280)
-------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000               2,475,000   $2,475  $  -         $9,966,408  $  (507,890)    $ 9,460,993
-------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                Productivity Technologies Corp. and Subsidiaries

                                           Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------



Year Ended June 30,                                                     2000                1999              1998
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss)                                               $  (256,280)        $   974,290       $(2,012,350)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
    Depreciation                                                     601,654             617,527           544,990
    Amortization                                                     318,640             171,827           250,829
    Provisions for losses on contract receivables                     (7,500)                  -            64,500
    Inventory net realizable value reserve                          (200,000)            100,000            80,000
    Deferred income taxes                                           (335,000)             44,000          (685,000)
    Gain on disposal of assets                                          (650)                  -           (89,628)
    Changes in operating assets and liabilities, net
     of acquisition
       Contract receivables                                       (1,813,341)         (2,092,651)        3,917,381
       Inventories, prepaid expenses and other                      (461,647)            279,106          (187,691)
       Costs and estimated earnings in excess of
        billings on uncompleted contracts-net effect                (331,370)         (4,510,733)        2,619,765
       Accounts payable, accrued expenses
        and other                                                  2,549,674             (66,827)        1,000,604
------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Operating Activities                   64,180          (4,483,461)        5,503,400
------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Purchase of Westland                                             (3,890,621)                  -                 -
 Expenditures for property and equipment                            (356,198)           (172,506)       (1,193,618)
 Proceeds from sale of short-term  investments-net                    81,974              90,221           446,924
 Collections on notes receivable                                      18,566             108,097           109,200
 Proceeds from sale of property and equipment                            650                   -         1,054,431
 Purchase of Atlas                                                         -                   -          (220,000)
 Issuance of notes receivable                                              -                   -          (200,000)
------------------------------------------------------------------------------------------------------------------

Net Cash (Used In) Provided By Investing Activities               (4,145,629)             25,812            (3,063)
------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                Productivity Technologies Corp. and Subsidiaries

                                           Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

Year Ended June 30,                                                  2000                1999               1998
----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Proceeds from additions of long-term debt                      3,600,000                   -                  -
 Net borrowings (payments) on revolving
    credit agreement                                            1,552,008           2,986,975         (4,100,450)
 Payments on long-term debt                                      (776,384)           (457,383)           (71,139)
----------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities             4,375,624           2,529,592         (4,171,589)
----------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash                                   294,175          (1,928,507)         1,328,748

Cash, at beginning of year                                        244,400           2,172,457            843,709
----------------------------------------------------------------------------------------------------------------

Cash, at end of year                                           $  538,575         $   244,400        $ 2,172,457
----------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information
 Cash Paid During the Year For
   Interest                                                    $1,219,447         $   763,320        $ 1,058,114
   Income taxes                                                         -              56,687            173,135
----------------------------------------------------------------------------------------------------------------

Supplemental Noncash Investing and
 Financing Activities
   Purchase of Westland with notes payable                     $2,750,000         $         -        $         -
   Issuance of shares under employment contracts                        -              93,750                  -
----------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

1. Summary of     Formation of the Company and Basis of Presentation
   Significant
   Accounting     Production Systems Acquisition Corporation ("PSAC") was
   Policies       incorporated in June 1993 with the objective of acquiring an operating business engaged in the production systems industry.
                  PSAC originally selected March 31 as its fiscal year-end. PSAC completed an initial public offering ("Offering") of common stock in July 1994 and raised net proceeds of approximately
                  $9.0 million.

                  In December 1995, PSAC entered into a Merger Agreement with Atlas Technologies, Inc. ("Atlas") whereby Atlas would become a wholly-owned subsidiary of PSAC. (The acquisition was consummated May 23, 1996 - see Note 2). Subsequently, PSAC changed its corporate name to Productivity Technologies Corp. ("PTC").

                  On February 23, 2000, PTC, through a wholly-owned subsidiary formed for this purpose, purchased substantially all of the assets of Westland Control Systems, Inc. ("Westland") - see
                  Note 2.

                  The accompanying consolidated financial statements include the accounts of PTC and its wholly-owned subsidiaries, Atlas and Westland (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

                  Nature of Business

                  The Company is a manufacturer of automated industrial systems, machinery, equipment, electrical components and engineering services. It operates with three manufacturing plants, sales and engineering offices. Two of the manufacturing plants are located in Fenton, Michigan and the third is located in Canton, Michigan.

                  Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotive-related customers have accounted for the majority of total annual sales. Sales are predominantly in the United States but, in recent years, the Company has targeted sales efforts in Canada, Mexico, Europe and Asia. Export sales during the twelve months ended June 30, 2000, 1999 and 1998 amounted to approximately 15%, 40%, and 30%, respectively, of annual sales.

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


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

                  Concentrations of Credit Risk

                  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and contract receivables. At times, the amount of cash on deposit in banks may be in excess of the respective financial institutions FDIC insurance limit. The Company attempts to minimize its credit risk by reviewing all customers' credit histories before extending credit and by monitoring customers' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on contract receivables, if necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other information.

                  Fair Values of Financial Instruments

                  The carrying amounts of the Company's cash, short-term investments, contract receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

                  The carrying amounts of the revolving credit agreement and long-term debt pursuant to the Company's bank credit agreements approximate fair value because the interest rates on the majority of the loans outstanding change with market rates.

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------




                  Revenue and Cost Recognition

                  Revenues earned consist primarily of contract revenues from fixed price contracts, and the related contract costs, are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. The Company estimates the status of individual contracts when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy.

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

                  The amount of earnings which the Company will ultimately realize would differ in the near term from the amounts estimated in the accompanying financial statements if total actual costs upon completion of a contract are either higher or lower than the amount estimated.

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

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


                  Intangible Assets

                  Goodwill, representing the excess of cost over the fair value of net assets acquired in the acquisitions of Atlas and Westland, is being amortized over twenty-five and twenty years, respectively, using the straight-line method. The patent is amortized over its estimated useful life of approximately 17 years using the straight-line method.

                  Warranty

                  The Company warrants under certain circumstances that its products meet certain agreed-upon manufacturing and material specifications. The Company records a warranty liability based on anticipated future claims.

                  Health Insurance

                  The Company is self-insured for certain losses relating to employee medical benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of medical claims. Self-insured losses are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain assumptions followed in the insurance industry and the Company's historical experience.

                  Income Taxes

                  Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards
                  (SFAS) No. 109, "Accounting for Income Taxes".

                  Earnings Per Share

                  Earnings per share reflected in the consolidated statements of operations are presented in accordance with SFAS No. 128, "Earnings per Share". The following table presents the earnings per share calculations:

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------



                  Year Ended June 30,                      2000              1999               1998
                  ------------------------------------------------------------------------------------
                  Numerator for Basic and
                  Diluted   Earnings Per Share
                       Net income (loss)               $  (256,280)      $   974,290       $(2,012,350)
                  --------------------------------------------------------------------------------------

                  Denominator for Basic and
                  Diluted Earnings Per Share

                       Weighted average shares
                       outstanding                  2,475,000         2,431,986          2,125,000

                  --------------------------------------------------------------------------------------



                  Options to purchase shares of common stock were outstanding (see Notes 6 and 7) but were not included in the computation of diluted earnings per share because (1) in fiscal 1999, the options' exercise price was greater than the average market price of the common shares, and (2) there was a net loss in fiscal 2000 and 1998; therefore any additional shares would be antidilutive.

                  Long-Lived Assets

                  Long-lived assets, such as goodwill, patent and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment of the Company's long-lived assets has occurred through June 30, 2000.

                  Reclassifications

                  Certain prior year amounts have been reclassified to conform with current year presentation.

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------



                  Recent Accounting Pronouncements

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The FASB issued SFAS No. 137 in June 1999 to delay the effective date of SFAS 133 to the first quarter of the fiscal year beginning after June 15, 2000 (July 1, 2000 for the Company). The adoption of SFAS 133, as amended by SFAS 137, will not have any effect on the Company's results of operations or its financial position.

2.  Acquisitions  On February 23, 2000, PTC, through a wholly-owned subsidiary formed for this purpose, purchased substantially all of the assets of Westland pursuant to an Asset Purchase Agreement entered into on such date for cash of $3,750,000, notes payable to seller of $2,750,000 (see Note 5), and related acquisition costs of $140,621. Additional consideration of up to $2,300,000 may be due the seller dependant upon Westland's average earnings before interest and taxes during the period of January 1, 2000 through December 31, 2002.

                  The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of assets acquired of $4,580,621 was recorded as goodwill and is being amortized on a straight-line basis over twenty years.

                  The purchase price was allocated as follows:

                  Working capital                                    $ 1,200,000
                  Equipment                                              110,000
                  Patent                                                 750,000
                  Goodwill                                             4,580,621
                  --------------------------------------------------------------

                  Purchase Price                                     $ 6,640,621
                  --------------------------------------------------------------

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------



                  Unaudited proforma financial information as if the acquisition of Westland had taken place July 1, 1998 is as follows:

                                                           2000             1999
                  --------------------------------------------------------------

                  Revenues                          $38,491,000      $41,279,000
                  Net income                            464,000        1,224,000
                  --------------------------------------------------------------

                  Earnings Per Share - Basic
                  and Diluted                               .19              .50
                  --------------------------------------------------------------

                  These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and patent, a decrease in wages for Westland's seller based on his new employment agreement, an increase in interest expense related to the financing of the acquisition, and the related effect on income tax expense. They do not purport to be indicative of the results of operations that would have resulted had the acquisition occurred on the date indicated, or that may result in the future.

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


3.  Contract      The contract receivables consisted of:
    Receivables

                  June 30,                                 2000            1999
                  -------------------------------------------------------------

                  Billed
                    Completed contracts             $ 2,695,656     $ 1,575,972
                    Uncompleted contracts             7,337,757       5,577,034
                  Unbilled                                    -         267,066
                  --------------------------------------------------------------

                  Total Contracts Receivable         10,033,413       7,420,072
                  Less allowance for
                   doubtful accounts                   (102,500)       (110,000)
                  -------------------------------------------------------------

                  Total                             $ 9,930,913     $ 7,310,072
                  -------------------------------------------------------------

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


4.  Costs and     Costs and estimated earnings on uncompleted contracts
    Estimated     consisted of the following:
    Earnings on
    Uncompleted
    Contracts

                  June 30,                                                      2000              1999
                  --------------------------------------------------------------------------------------
                  Costs incurred on uncompleted contracts                $16,510,836       $19,018,174
                  Estimated Earnings                                       7,245,332         8,649,123
                  --------------------------------------------------------------------------------------

                                                                          23,756,168        27,667,297
                  Less billings to date                                   14,058,370        18,300,869
                  --------------------------------------------------------------------------------------

                  Total                                                  $ 9,697,798       $ 9,366,428
                  --------------------------------------------------------------------------------------



                  The above totals are included in the accompanying balance sheets under the following captions:


                  June 30,                                                       2000              1999
                  --------------------------------------------------------------------------------------
                  Costs and estimated earnings in excess
                   of billings on uncompleted contracts                   $ 9,756,686       $ 9,714,477
                  Billings in excess of costs and estimated
                   earnings on uncompleted contracts                          (58,888)         (348,049)
                  --------------------------------------------------------------------------------------

                  Total                                                   $ 9,697,798       $ 9,366,428
                  --------------------------------------------------------------------------------------



                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


5.  Long-Term     Long-term debt consisted of:
    Debt



  June 30,                                                2000              1999
  ---------------------------------------------------------------------------------
  $16,000,000 revolving credit agreement with a
  bank. The amount that may be borrowed under
  this agreement is limited to specified
  percentages of contract receivables, work in
  process and property and equipment of Atlas.
  The revolving credit agreement provides for
  outstanding borrowings to bear interest at a
  rate equal to (a) the bank's prime rate
  (which was 9.5% at June 30, 2000) less 1/4%,
  or (b) the 30, 60, or 90 day LIBOR rate plus
  230 basis points, at the Company's option. No
  principal payments on outstanding borrowings
  are due until January 31, 2002, at which time
  the entire balance is due. Borrowings under
  this agreement are collateralized by
  substantially all assets of Atlas.

                                                       $11,738,148     $10,186,140


 First mortgage note payable (1)                         3,700,000       4,100,000

 $3,600,000 term loan with a bank used for the
  purchase of Westland. The agreement provides
  for outstanding borrowings to bear interest
  at a rate equal to the bank's prime rate
  (which was 9.5% at June 30, 2000) plus 1 1/4%
  payable monthly. Minimum principal payments
  on the outstanding borrowings are due as
  follows: February 2002 - $540,000; February
  2003 - $900,000; February 2004 - $900,000;
  and February 2005 - $1,260,000. Borrowings
  under this agreement are collateralized by
  substantially all the assets of the Company.           3,600,000               -




                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------



                  June 30,                                                      2000              1999
                  --------------------------------------------------------------------------------------
                  Term loans with the former owner of Westland.
                   The agreements provide for outstanding
                   borrowings to bear interest at a rate of
                   9.25%. Principal payments will be made in
                   five equal installments beginning in February           2,750,000                 -
                   2001.


                  Other                                                       64,903           113,256
                  --------------------------------------------------------------------------------------

                  Total                                                   21,853,051        14,399,396

                  Less current maturities                                    991,004           448,353
                  --------------------------------------------------------------------------------------

                  Long-Term Debt                                         $20,862,047       $13,951,043
                  --------------------------------------------------------------------------------------

                  (1) In January 1997, the Company borrowed $4,500,000 in connection with variable rate industrial revenue bonds issued by The Economic Development Corporation of the County of Genesee. The note is payable in amounts of $400,000 per year for fiscal years 2000-2001 and then $300,000 per year through fiscal 2012. Interest is payable quarterly and is set weekly by the remarketing agent at a level which allows the bonds to be sold at par. The interest rate at June 30, 2000 was approximately 4.0%. To enhance the marketability of the bonds and guarantee payment of the bonds on the Company's behalf, a bank has issued its letter of credit through December 2001, whereby a fee of 1% is charged annually. Also, the bonds are secured by a first mortgage note collateralized by substantially all assets of the Company.

                  Scheduled maturities of long-term debt for future years ending June 30 are as follows: 2001 - $991,004; 2002 - $13,152,047;
                  2003 - $1,750,000; 2004 -$1,750,000; 2005 - $2,110,000; and
                  $2,100,000 thereafter.

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                  The Company's revolving credit agreement and term loan with a bank impose financial levels of tangible capital funds, specified leverage ratios (debt to equity), and fixed expense coverage. At June 30, 2000, the Company was not in compliance with the financial covenants specified in the agreements. On October 13, 2000, the Company obtained a waiver from the bank waiving its acceleration rights as a result of the Company's noncompliance. In addition, the financial covenants were amended to provide for less stringent requirements through June 30, 2001. Based on current projections for the year ending June 30, 2001, management believes operations will provide sufficient funds to enable the Company to meet the amended requirements. Accordingly, amounts payable under the revolving credit agreement and term loan are classified as long-term in the accompanying balance sheet.


6. Stockholders'  On July 5, 1994, PTC consummated its Offering of 1,700,000
   Equity units ("Units"). (425,000 shares had been previously issued for $25,000.) Each Unit consisted of one share of PTC's common stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from PTC one share of common stock at an exercise price of $5.00 during the period commencing May 24, 1996, and ending June 24, 2001. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice at any time, only in the event that the last sale price of the common stock is at least $8.50 per share for 20 consecutive trading days ending on the third day prior to date on which notice of redemption is given.

                  PTC also issued 300,000 warrants to certain investors, which are identical to the Warrants discussed above. No Warrants have been exercised or granted subsequent to May 23, 1996.

                  At June 30, 2000, 3,700,000 shares of common stock were reserved for the issuance upon exercise of the warrants described above.

                  The Company is authorized to issue 1,000,000 shares of preferred stock ($.001 par value) with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred stock has been issued by the Company.


7. Employee       The Company has a 401(k) plan covering substantially all
   Benefit Plans  employees. The plan allows for eligible employees to defer a portion of their salary. In addition, discretionary contributions may be made by the Company. The Company contributed $154,400 for the year ended June 30, 1999. The
                  Company made no contributions for the years ended June 30, 2000 and 1998.

                  PTC adopted a Performance Equity Plan in 1996 to enable the Company to offer to selected personnel an opportunity to acquire an equity interest in the Company through the award of incentives such as stock options, stock appreciation rights and/or other stock-based awards. The total number of shares of common stock reserved and available for distribution under the Plan is 530,000 shares.

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


                  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and earnings per share amounts would have been the pro forma amounts indicated below:


                  Year Ended June 30,                   2000               1998
                  -------------------------------------------------------------

                  Net loss - as reported           $(256,280)        (2,012,350)
                  Net loss - pro forma              (312,996)        (2,081,456)
                  Basic earnings per share - as
                  reported                              (.10)              (.95)
                  Basic earnings per share -
                  pro forma                             (.13)              (.98)
                  --------------------------------------------------------------

                  No data has been presented for the year ended June 30, 1999 because there were no options granted during the year.

                  The fair value of each option grant is established on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2000 and 1998, respectively: dividend yield of 0% for both years; expected volatility of 54% and 68%; risk-free interest rate of 6.0% for both years; and expected lives of 3 years and 2 years.

                  The effects of applying SFAS No. 123 in the above pro forma disclosure are not necessarily indicative of future amounts.

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                  A summary of the status of the Company's stock options is as follows:




                                                                              Weighted-
                                                                                Average
                                                                               Exercise
                                                             Shares               Price
          -----------------------------------------------------------------------------
          Outstanding and exercisable at July 1, 1997        255,000               5.00
          Granted                                             40,000               4.13
          Expired                                                  -                  -
          Exercised                                                -                  -
          -----------------------------------------------------------------------------
          Outstanding and exercisable at June 30, 1998       295,000               4.88
          Granted                                                  -                  -
          Expired                                                  -                  -
          Exercised                                                -                  -
          -----------------------------------------------------------------------------
          Outstanding and exercisable at June 30, 1999       295,000               4.88
          Granted                                            150,000               1.38
          Expired                                           (155,833)              5.00
          Exercised                                                -                  -
          -----------------------------------------------------------------------------
          Outstanding and Exercisable at June 30, 2000       289,167              $3.00
          ------------------------------------------------------------------------------



                  The weighted-average grant date fair value of options during fiscal 2000 and 1998 was approximately $.57 and $1.73, respectively.

                  The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2000:



                                                          Weighted Average
                                         Options    ----------------------------
                                     Outstanding       Remaining
                         Range of            And     Contractual     Exercisable
                  Exercise Prices    Exercisable            Life           Price
                  --------------------------------------------------------------
                  $1.375-$5.00           289,167         3 years           $3.00
                  --------------------------------------------------------------

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


8. Income Taxes   Deferred income taxes reflect the net tax effects of
                  temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

                  Significant components of the Company's deferred tax assets and (liabilities) are as follows:



                  June 30,                                                    2000               1999
                  ------------------------------------------------------------------------------------
                  Current
                   Warranty accrual                                      $ 150,000          $  68,000
                   Inventory net realizable value reserve                   34,000            102,000
                   Research credit carryforward - net                            -            100,000
                   Other                                                   132,000            161,000
                  ------------------------------------------------------------------------------------

                  Net Current Deferred Tax Asset                         $ 316,000          $ 431,000
                  ------------------------------------------------------------------------------------

                  Non-Current
                   Depreciation and basis of assets                      $(590,000)         $(582,000)
                   Research credit carryforward - net                      422,000            210,000
                   Net operating loss carryforwards                        365,000                  -
                   Executive deferred compensation agreement               258,000            377,000
                   Other                                                    (5,000)            (5,000)
                  ------------------------------------------------------------------------------------

                  Net Non-Current Deferred Tax Asset                     $ 450,000          $      -
                  ------------------------------------------------------------------------------------


                  Significant components of income tax expense (benefit) are as follows:



                  Year Ended June 30,                     2000               1999              1998
                  ------------------------------------------------------------------------------------
                  Federal
                   Current                          $ (28,000)          $  41,000         $(315,000)
                   Deferred                          (335,000)             44,000          (685,000)

                  State
                   Current                                  -              15,000            50,000
                  ------------------------------------------------------------------------------------

                  Total                             $(363,000)          $ 100,000         $(950,000)
                  ------------------------------------------------------------------------------------

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


                  The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense (benefit) is as follows:





                  Year Ended June 30,                      2000               1999                1998
                  -------------------------------------------------------------------------------------
                  Tax expense (benefit)
                   at statutory rate                  $(211,000)         $ 365,000         $(1,007,000)

                  Research credit - net                (112,000)          (246,000)                  -

                  Goodwill amortization
                   and other non-deductible
                   items                                 60,000             59,000              62,000


                  State income taxes, net
                  of federal income tax benefit               -             10,000              33,000

                  Other - net                          (100,000)           (88,000)            (38,000)
                  -------------------------------------------------------------------------------------
                  Income Tax Expense
                   (Benefit)                          $(363,000)         $ 100,000          $ (950,000)
                  -------------------------------------------------------------------------------------


                  During fiscal 1999, the Internal Revenue Service (IRS) completed its audit for the fiscal year ended June 30, 1995. The main area of review was research and experimentation (R&E) tax credits the Company had calculated and filed for in fiscal years 1990 through 1995. Due to this ongoing IRS audit and the uncertainty of its outcome, the Company included significant reserves when estimating R&E tax credits to be realized in fiscal 1998 and 1997. As a result of the IRS audit completed during fiscal 1999, the Company believes it can more accurately estimate its R&E tax credits. As a result, management has reduced its reserves related to the prior years' R&E tax credits by $141,000, and recorded this change in estimate during 1999 as a reduction in income tax expense.

                  The Company has tax research credit carryforwards totaling approximately $844,000 that will begin to expire in 2012. Based on management's, estimates, these credit carryforwards have been reduced by 50% for financial statement purposes to reflect their estimated future value.

                  In addition, the Company has net operating loss carryforwards totaling approximately $1,074,000 that will begin to expire in 2020.

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

9.  Export Sales  A breakdown of sales, based on shipment location, is as
    and Major     follows:
    Customers



                  Year Ended June 30,                            2000           1999           1998
                  -----------------------------------------------------------------------------------
                  United States                           $28,182,300    $20,241,797    $25,122,943
                  Mexico                                    2,456,648      4,684,894         83,581
                  England                                   1,936,793        657,957      4,936,652
                  Canada                                      161,046      4,651,076      2,000,030
                  Other foreign countries                     493,408      3,765,524      3,897,072
                  -----------------------------------------------------------------------------------
                                                          $33,230,195    $34,001,248    $36,040,278
                  -----------------------------------------------------------------------------------


                  For the years ended June 30, 2000, 1999 and 1998, the Company's sales to its major customers (each representing more than 10% of total net sales) amounted to approximately 54%, 30% and 50% of total annual sales, respectively. During 2000, there were three major customers representing 16%, 18% and 20% of total net sales, respectively; during 1999, there were two major customers representing 15% and 14% of total net sales; and during 1998, there were three major customers representing 27%, 13% and 10% of total net sales.

10. Arbitration   On October 1, 1996, the Company received a "Demand For
    Settlement    Arbitration" by a former customer that alleged, among other issues, a $15,400,000 claim for damages resulting from a breach of contract and breach of warranties related to the design and manufacture of certain industrial equipment. During fiscal 1998, a "Settlement Agreement and Release Of All
                  Claims" was executed. The Company settled with the former customer for $700,000, of which $210,000 was recovered from insurance coverage. The net expense of $490,000 has been included in selling, general and administrative expenses during fiscal 1998.

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


11. Bonus          During fiscal 1998, the Company amended the employment
    Restruct-      agreements of two executive officers of Atlas that were
    uring          previously entered into in connection with the Merger
                   Agreement (see Note 2). These amended employment agreements are identical except that one agreement expired on December
                   31, 1998, and the other expires on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of the Company. Annual compensation under each agreement is $198,588, subject to cost of living increases for one of the officers. The amended agreements also provide that each executive, regardless of future employment, will receive four annual payments of $207,571 commencing July 30, 1999. Each executive also received 150,000 shares of restricted common stock of the Company issued during fiscal 1999. The restricted common stock has been valued at market value less a 30% discount for lack of marketability. Included in the accompanying financial statements as of and for the years ended June 30, 2000, 1999 and 1998 related to these amended agreements are the following:



                                                                    2000           1999           1998
                   -----------------------------------------------------------------------------------
                   Balance Sheet
                     Current maturities of executive         $   348,560    $   326,706    $         -
                       deferred compensation agreement
                     Executive Deferred Compensation             759,792      1,109,677      1,436,383
                       Agreement, less current maturities
                     Common stock to be issued                         -              -        695,520
                    -----------------------------------------------------------------------------------
                    Statement of Operations
                      Bonus restructuring expense            $         -    $         -    $ 2,131,903
                    -----------------------------------------------------------------------------------



                   The amended agreements described above superseded two previously existing employment agreements, which provided for two bonus calculations based on earnings of the Company. As of June 30, 1998, there was $810,000 to be paid under these superseded agreements; this amount was paid in fiscal year 1999, and no future amounts are payable.

12. Material       During fiscal 2000, the Company made an adjustment which is
    Fourth         material to the fourth quarter results. This adjustment was
    Quarter        a write-down in inventory (net of reserve) of $582,000, as
    Adjustment     a result of a physical inventory taken in July 2000.

                                Productivity Technologies Corp. and Subsidiaries

                                 Schedule II - Valuation and Qualifying Accounts


                                                                           Additions
                                                        Balance at        Charged to                          Balance
                                                         Beginning          Cost and                           at End
Description                                              of Period          Expenses           Deductions   of Period
---------------------------------------------------------------------------------------------------------------------
Year Ended June 30, 2000
Allowance for doubtful accounts
   (deducted from contract receivables)                     $110,000       $       -      (1)   $  (7,500)   $102,500
   Inventory net realizable value reserve                    300,000               -      (2)    (200,000)    100,000
   Warranty reserve                                          200,000         960,597      (3)    (720,597)    440,000
---------------------------------------------------------------------------------------------------------------------

Year Ended June 30, 1999
   Allowance for doubtful accounts
   (deducted from contract receivables)                     $110,000      $        -            $       -    $110,000
   Inventory net realizable value reserve                    200,000         100,000                    -     300,000
   Warranty reserve                                          119,190         960,499      (3)    (879,689)    200,000
---------------------------------------------------------------------------------------------------------------------

Year Ended June 30, 1998
   Allowance for doubtful accounts
   (deducted from contract receivables)                     $ 45,500      $   64,500            $       -    $110,000
   Inventory net realizable value reserve                    120,000          80,000                    -     200,000
   Warranty reserve                                           24,078         622,717      (3)    (527,605)    119,190
---------------------------------------------------------------------------------------------------------------------




(1) Accounts deemed to be uncollectible (net of accounts collected that were previously deducted).
(2)  Inventory disposed of, charged to reserve.
(3)  Actual warranty charges incurred, charged to reserve.