Form 10-Q
period 2000-09-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2000-11-14
CIK 911787

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2000

                                 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)  OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from                        to
                               ----------------------    ---------------------

                        Commission file number  0-24242


                        PRODUCTIVITY TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    13-3764753
----------------------------------------   -------------------------------------
    (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
   of Incorporation or Organization)



          206 South Main Street, 2nd Floor, Ann Arbor, Michigan 48104
          -----------------------------------------------------------
                    (Address of Principal Offices)(Zip Code)

Registrant's Telephone Number, Including Area Code    (734) 996-1700
                                                  --------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X               No
    ----------             -------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes                No
                           -------------     ---------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2000: 2,475,000 shares, $ .001 par value common stock.

                               TABLE OF CONTENTS



                                                                                     Page
Part I.    Financial Information for Productivity Technologies Corp.
          (the "Company") and Subsidiaries Atlas Technologies, Inc.
          ("Atlas") and Westland Control Systems, Inc. ("Westland").................   3

Item 1.   Interim Financial Statements.............................................    3

          Consolidated Balance Sheets.............................................     4

          Consolidated Statements of Operations...................................     6

          Consolidated Statement of Stockholders' Equity..........................     7

          Consolidated Statements of Cash Flow....................................     8

          Notes to Financial Statements...........................................     9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................    10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...............     12

Part II. Other Information.......................................................     12

Item 1.  Legal Proceedings.......................................................     12

Item 5.  Other Information.......................................................     12

Item 6.  Exhibits and Reports on Form 8-K........................................     12

Signatures.......................................................................     13


               PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES


                        PART I:  FINANCIAL INFORMATION


ITEM 1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

The aforementioned consolidated financial statements should be read in conjunction with Productivity Technologies Corp. and Subsidiaries' Form 10-K for the fiscal year ended June 30, 2000. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 2000 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Productivity Technologies Corp. and Subsidiaries

Consolidated Balance Sheets


                                                                       September 30,          June 30,
                                                                           2000                 2000
                                                                           ----                 ----
                                                                       (Unaudited)
Assets

Current assets
    Cash                                                             $   249,977           $  538,575
    Short-term investments, including accrued interest                   295,085              310,085
    Contract receivables, net of allowance for doubtful
    accounts of $102,100 and $102,500                                  7,923,446            9,930,913
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                           10,331,406            9,756,686
    Inventories                                                        1,748,711            1,917,230
    Prepaid expenses and other                                           482,434              202,140
    Deferred income taxes                                                316,000              316,000
                                                                    ------------          -----------

Total current assets                                                  21,347,059           22,971,629
                                                                    ------------          -----------
Property and equipment
    Land                                                              $  591,514           $  591,514
    Buildings and improvements                                         4,864,018            4,864,018
    Machinery and equipment                                            4,366,624            4,305,900

    Transportation equipment                                              21,000               21,000
                                                                    ------------          -----------
                                                                       9,843,156            9,782,432

    Less accumulated depreciation                                      2,237,984            2,074,154
                                                                    ------------          -----------

Net property and equipment                                             7,605,172            7,708,278
                                                                    ------------          -----------
Other assets
   Goodwill, net of accumulated amortization of  $626,945 and
   $541,439                                                           6,778,402            6,863,908

   Patent, net of accum. amortization of $29,398 and $18,150            720,602              731,850
   Deferred income taxes                                                607,230              450,000
   Other assets                                                         487,459              512,172
                                                                   ------------          -----------
Total other assets                                                    8,593,693            8,557,930
                                                                   ------------          -----------
                                                                    $37,545,924          $39,237,837
                                                                   ============          ===========


See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries




Consolidated Balance Sheets                                          September 30,          June 30,
                                                                        2000                 2000
                                                                        ----                 ----
                                                                     (Unaudited)
Liabilities and stockholders' equity

Current liabilities

    Accounts payable                                                $ 3,717,733        $ 4,457,290

    Accrued expenses

        Commissions payable                                             512,200            573,404

        Payroll and related withholdings                                260,898            316,524

        Warranty Reserve                                                440,000            440,000

        Royalties Payable                                               385,276            367,772

        Other                                                           671,991            601,563

    Billings in excess of costs and estimated
     earnings on uncompleted contracts                                  255,081             58,888

    Current maturities of executive deferred compensation
     agreements                                                         718,034            348,560

    Current maturities of long-term debt                                991,004            991,004
                                                                    -----------        -----------

Total current liabilities                                           $ 7,952,217        $ 8,155,005


Executive deferred compensation agreements, less current
 maturities                                                             390,318            759,792

Long-term debt, less current maturities                              20,035,255         20,862,047
                                                                    -----------        -----------
Total liabilities                                                    28,377,790         29,776,844
                                                                    -----------        -----------
Stockholders' equity

   Common stock, $.001 par value, 20,000,000
    shares authorized; 2,475,000 shares issued and outstanding            2,475              2,475

    Additional paid-in capital                                        9,966,408          9,966,408

    Deficit                                                            (800,749)          (507,890)
                                                                    -----------        -----------
Total stockholders' equity                                            9,168,134          9,460,993
                                                                    -----------        -----------
                                                                    $37,545,924        $39,237,837
                                                                    ===========        ===========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                                       Three Months Ended
                                                -------------------------------
                                                 September 30,    September 30,
                                                    2000               1999
                                                    ----               ----
Revenues Earned                                   $8,275,865        $6,529,112

Cost of Revenues Earned                            6,471,661         5,231,260
                                                  ----------       -----------

Gross profit                                       1,804,204         1,297,852

Selling, general and administrative expenses       1,844,898         1,459,571
                                                  ----------       -----------
Income (loss) from operations                        (40,694)         (161,719)
                                                  ----------       -----------

Other income (expense)

    Interest income                                    6,906            20,682

    Interest expense                                (427,691)         (261,346)

    Miscellaneous                                     11,300            24,730
                                                  ----------       -----------
Total other expenses                                (409,485)         (215,934)
                                                  ----------       -----------
Income (Loss) before income taxes                   (450,179)         (377,653)

Income tax expense (benefit)                        (157,320)         (128,000)
                                                  ----------       -----------
Net income (loss)                                  ($292,859)        ($249,653)
                                                  ==========        ==========
Basic and Diluted Earnings per share              $    (0.12)       $    (0.10)
                                                  ==========        ==========
Weighted average number of
    Common shares outstanding                      2,475,000         2,475,000



See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)




                                 Common Stock            Additional                          Total
                           -------------------------        Paid-In                  Stockholders'
                              Shares         Amount         Capital    Deficit              Equity
Balance June 30, 2000        2,475,000        $2,475    $9,966,408     ($507,890)      $9,460,993
Net loss                            --            --            --     ($292,859)      ($292,859)
                             ---------        ------    ----------     ---------       ----------
September 30, 2000           2,475,000        $2,475    $9,996,408     ($800,749)      $9,168,134
                             =========        ======    ==========     =========       ==========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


                                                                            Three Months Ended
                                                                   -----------------------------------
                                                                      September 30,       September 30,
                                                                         2000                 1999
                                                                         ----                 ----
Cash flows from operating activities
    Net loss                                                          ($292,859)           ($249,653)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:

      Depreciation                                                      163,830              150,863

      Amortization                                                      121,468               25,740

      Deferred income tax                                              (157,230)             (32,197)

    Changes in operating assets and liabilities:

      Contract receivables                                            2,007,467           (3,885,213)

      Inventories, prepaid expenses and other                          (111,775)             130,753

      Costs and estimated earnings in excess of
        billings on uncompleted contracts, net effect                  (378,527)           3,735,448

      Accounts payable, accrued expenses and other                     (768,455)          (1,606,990)
                                                                      ---------          -----------
Net cash provided by (used in) operating activities                    $583,919          ($1,731,249)
                                                                      =========          ===========
Cash flows from investing activities

    Proceeds from sale (purchase of) short-term investments-net        $ 15,000            ($205,264)

    Expenditures for property and equipment                             (60,725)                 -0-
                                                                      ---------          -----------
Net cash used in investing activities                                  ($45,725)           ($205,264)
                                                                      =========          ===========
Cash flows from financing activities

    (Payments) or borrowings revolving credit agreement               ($816,541)          $2,093,000

    Payments on long term debt                                          (10,251)             (16,908)

    Payments on executive deferred compensation agreement                   -0-             (328,031)
                                                                      ---------          -----------
Net cash provided by (used in) financing activities                   ($826,792)          $1,748,061
                                                                      ---------           ----------
Net decrease in cash                                                   (288,598)            (188,452)

Cash at the beginning of the period                                     538,575              244,400
                                                                      ---------          -----------
Cash at the end of the period                                          $249,977           $   55,948
                                                                      =========          ===========
Supplemental Cash Flow Information
    Cash paid during the period for interest                           $427,691           $  261,346
    Income Taxes                                                       $    -0-           $      -0-
                                                                      ---------          -----------

See accompanying notes to financial statements.

Notes to Financial Statements

1.    Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

The consolidated financial statements should be read in conjunction with Productivity Technologies Corp. and Subsidiaries' Form 10-K for the fiscal year ended June 30, 2000. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 2000 and Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

The accompanying financial statements include the consolidated accounts of the Company, Atlas and Westland. All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

Westland designs and manufactures custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive and sealants, food processing and other industrial applications. Westland operates one manufacturing plant in Canton, Michigan, which is located less than one hour from Atlas' plants in Fenton, Michigan.

Sales of Atlas products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include steel service centers and manufacturers of lawn and garden equipment, office furniture, heating, ventilation and air conditioning equipment, and large construction equipment. Sales to automotive related customer's account for the majority of sales. Westland's customers participate in the automotive, food processing, adhesive and sealants and other industries.

Revenue and Cost Recognition

At Atlas, revenues from fixed price contracts, and the related contract costs, are recognized using the percentage-of-completion method. The percentage-of-completion method measures the percentage of contract costs incurred to date and compares these costs to the total estimated costs for each contract. Atlas estimates the status of individual contracts when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job condition, estimated profitability, and final contract settlement may result in revisions to costs and income, and are recognized in the period the revisions are determined. Revenues from time-and-material contracts are recognized currently as the work is performed. Westland recognizes sales and cost of sales upon shipment to the customer.

Earnings Per Share

Earnings per share have been computed by dividing the income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of operations are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per share"; the amounts of the Company's "basic" and "diluted" earnings per share (as defined in SFAS No. 128) are the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unaudited revenues earned for the quarter ended September 30, 2000 were $8,275,865, as compared to $6,529,112 for the quarter ended September 30, 1999. The revenues earned reported by Westland, which was acquired by the Company on February 23, 2000, represented 12%, or $967,771, of the total revenues reported by the Company for the first quarter 2000. Atlas recognized a 12% increase in revenues, which was primarily due to greater customer demand as compared to the first quarter of 1999. The order backlog as of September 30, 2000 was $9.5 million, down 30% from the June 30, 2000 backlog of $13.5 million. The decline in backlog was primarily due to slower bookings of new orders in the first quarter. However, backlog increased by $3.3 million in the month of October 2000. Management believes the volume of new business quotes remains active.

Cost of revenues earned for the quarter ended September 30, 2000 was $6,471,661, up 24% from $5,231,260 for the quarter ended September 30, 1999, principally due to the inclusion of the results of Westland for the quarter ended September 30, 2000 but not in the quarter one year ago, and higher revenues earned (and related costs) for Atlas during the current quarter. As a percentage of revenues earned, cost of revenues earned was 78.2% for the quarter ended September 30, 2000 as compared to 80.1% for the quarter ended September 30, 1999. The slight decrease in cost of revenues as a percent of revenues earned was principally due to the contribution of higher gross profit margins associated with Westland's products.

Gross profit for the quarter ended September 30, 2000 was $1,804,204, representing a 39% increase compared to the $1,297,852 gross profit for the quarter ended September 30, 1999, principally for the reasons recited above for costs of revenues earned. Westland contributed $387,782 of the gross profits and the remaining $1,416,422 of gross profit was from Atlas.

Consolidated selling, general and administrative (SG&A) expenses were $1,844,898, or 26% greater than the quarter ended September 30, 1999 SG&A expenses of $1,459,571. The difference in SG&A expenses for the quarter ended September 30, 2000 was due to the inclusion of Westland's SG&A expenses in this quarter but not in the quarter one year ago. As a percentage of revenues earned, SG&A expenses were 22% for the quarter ended September 30, 2000 and the quarter ended September 30, 1999.

The net loss from operations for the quarter ended September 30, 2000 was $40,694, compared to a net loss from operations for the quarter ended September 30, 1999 of $161,719. This improvement for the quarter was the result of the increased volume at Atlas and the inclusion of Westland's results relative to the quarter one year ago.

Interest expense for the quarter ended September 30, 2000 was $427,691, up 64% from $261,346 for the quarter ended September 30, 1999. Higher interest costs in the three-month period were due to the new Company debt which was borrowed to finance the purchase of Westland.

The net loss for the quarter ended September 30, 2000 was $292,859, compared to a net loss of $249,653 for the quarter ended September 30, 1999. The reported net loss for the quarter of $0.12 per share was based on 2,475,000 weighted average common shares outstanding during the quarter. This compared to a net loss for the quarter ended September 30, 1999 of $.10 cents per share, based on 2,475,000 weighted average common shares outstanding during the quarter a year ago.

Liquidity and Capital Resources

Management believes financing facilities currently in place, along with anticipated cash available from operations, will be sufficient for general operations. On July 31, 2000, the Company was scheduled to repay approximately $417,000 of the subordinated deferred indebtedness totaling $1,108,352 due to the former owners of Atlas. This repayment has been postponed for an indefinite
period of time.  Instead, cash is being conserved for ongoing operations.   In
addition, the Company's bank has requested the postponement of the payment of the $417,000 until the Company's financial results improve.

At September 30, 2000, the Company had (1) debt of $10,921,607 under the line of credit, and $3,700,000 of Industrial Revenue Bond obligations, payable over the 12 years remaining in their term, (2) deferred executive compensation obligations of $1,108,352 scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002, (3) five year term debt of $3,600,000, bearing interest at 125 basis points over the prime rate, incurred in February 2000 to purchase Westland, (4) five year subordinated term debt of $2,750,000, payable to the former owner of Westland and bearing a fixed interest rate of 9.25%, incurred in February 2000 to purchase Westland , and (5) other debt of $54,652. This total of $22,134,611 compares to a total combined long-term debt financing and line of credit current balance of $22,961,403 as of June 30, 2000.

The Company believes that, as a result of the current loan facility, its short-term credit availability is adequate to support its business operation at current and near-term anticipated sales levels. This excludes the repayment of previously scheduled subordinated deferred indebtedness as noted above. Working capital at September 30, 2000 was $13,394,842 and the current ratio was 2.7 to 1, as compared to $14,816,624 and a current ratio of 2.8 to 1, respectively, for the Company at June 30, 2000.

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

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to what management believes is a current softening of the domestic and foreign markets for automobiles and automotive parts resulting in reduced demand for the Atlas' automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation equipment noncompetitive or obsolete; the risk that Atlas may not succeed in its ongoing patent suit against Orchid; the risk that Westland's customers may be unwilling or unable to continue ordering control panels; the potential inability of the Company to continue to meet the new, less stringent financial covenants under the Company's existing credit facility that are to remain in effect through June 30, 2001 or to comply with the original financial covenants that again are to become applicable as of July 1, 2001; the tightening of credit availability generally or under the Company's exiting credit facility which may render the Company unable to access needed working capital.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2000. There has been no material change in the disclosure regarding market risk.


                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended June 30, 2000, there have been no material new legal proceedings involving the Company or any material developments to such proceedings.

ITEM 5.   OTHER INFORMATION

On October 16, 2000, the Company hired James A. Kolinski as Vice President - Operations for the Company. Mr. Kolinski had been Chief Executive Officer and President of HPM Corporation, a $110 million manufacturer of equipment for plastic injection molding, metal extrusion and metal die-casting applications. Previously, for 6 years, Mr. Kolinski was President and Chief Operating Officer at Grove Worldwide LLC, a leading manufacturer of aerial work platforms with operations in the United States, United Kingdom, and France. Mr. Kolinski assisted in the development of Grove's strategic plan which resulted in sales growth from $56 million to $205 million per annum. Mr. Kolinski had full Profit and Loss Statement responsibility at HPM, Grove, and previously as President and Director of Simon Aerials, a $55 million subsidiary of a $1 billion dollar per annum parent company, and before that with AAR Corporation, a $25 million per annum producer of powered industrial sweepers and scrubbers, and material handling equipment. Mr. Kolinski's employment arrangements provide incentives for Mr. Kolinski if the Company reaches certain higher levels of sales, sales growth, and earnings targets.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibits

          27.  Financial Data Schedule

          B.   Reports on Form 8-K -- None

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PRODUCTIVITY TECHNOLOGIES CORP.


Date:  November 13, 2000    By:  /s/  Samuel N. Seidman
                            ---------------------------
                            Samuel N. Seidman, President



Date:  November 13, 2000    By:  /s/  Jesse A. Levine
                            -------------------------
                            Jesse A. Levine, Chief Financial Officer (Principal
                            Financial Officer)