Form 10-Q
period 2000-12-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2001-02-14
CIK 911787

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2000

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________


                        Commission file number  0-24242


                       PRODUCTIVITY TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                       13-3764753
-------------------------------                 -------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

          206 South Main Street, 2nd Floor, Ann Arbor, Michigan 48104
--------------------------------------------------------------------------------
                  (Address of Principal Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code    (734) 996-1700
                                                   -----------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             X
Yes __________________  No _________________

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __________________ No _________________

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 14, 2001: 2,475,000 shares, $.001 par value common stock.

Part I.  Financial Information for Productivity Technologies Corp...   3
         (the "Company") and Subsidiaries Atlas Technologies, Inc. ("Atlas") and Westland Control Systems, Inc. ("Westland")

Item 1.  Interim Financial Statements...............................   3

         Consolidated Balance Sheets................................   4

         Consolidated Statements of Operations......................   6

         Consolidated Statement of Stockholders' Equity.............   7

         Consolidated Statements of Cash Flows......................   8

         Notes to Financial Statements..............................   9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................  10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk..  12

Part II. Other Information..........................................  12

Item 1.  Legal Proceedings..........................................  12

Item 6.  Exhibits and Reports on Form 8-K...........................  12

Signatures..........................................................  13

               PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES

                        PART I:  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the six months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

Productivity Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                         December 31, 2000       June 30, 2000
                                                                      -----------------------  -----------------
                                                                             (Unaudited)
Assets

Current Assets
     Cash                                                                     $   151,213         $   538,575
     Short-term investments, including accrued interest                           242,743             310,085
     Contract receivables, net of allowance for doubtful
      accounts of $101,400 and $102,500                                         7,547,826           9,930,913
     Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                     8,981,179           9,756,686
     Inventories                                                                1,637,038           1,917,230
     Prepaid expenses and other                                                   483,296             202,140
     Deferred income taxes                                                        226,000             316,000
                                                                              -----------         -----------
Total current assets                                                           19,269,295          22,971,629
                                                                              -----------         -----------
Property and equipment
     Land                                                                     $   591,514         $   591,514
     Buildings and improvements                                                 4,864,018           4,864,018
     Machinery and equipment                                                    4,396,108           4,305,900
     Transportation equipment                                                      21,000              21,000
                                                                              -----------         -----------
                                                                                9,872,640           9,782,432
      Less accumulated depreciation                                             2,402,031           2,074,154
                                                                              -----------         -----------
Net property and equipment                                                      7,470,609           7,708,278
                                                                              -----------         -----------
Other assets
     Goodwill, net of accumulated amortization of $560,679 and
      $541,439                                                                  6,692,897           6,863,908
     Patent, net of accumulated amortization of $40,645 and $18,150               709,355             731,850
     Deferred income taxes                                                      1,045,800             450,000
     Other assets                                                                 462,584             512,172
                                                                              -----------         -----------
Total other assets                                                              8,910,636           8,557,930
                                                                              -----------         -----------
                                                                              $35,650,540         $39,237,837
                                                                              ===========         ===========
See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                      December 31, 2000       June 30, 2000
                                                                   -----------------------  ------------------
                                                                        (Unaudited)
Liabilities and stockholders' equity

Current liabilities
     Accounts payable                                                         $ 3,945,792         $ 4,457,290
     Accrued expenses
          Commissions payable                                                     405,100             573,404
          Payroll and related withholdings                                        321,374             316,524
          Warranty Reserve                                                        290,000             440,000
          Royalties Payable                                                       277,341             367,772
          Other                                                                   533,534             601,563
Billings in excess of costs and estimated
     earnings on uncompleted contracts                                            296,746              58,888
Current maturities of executive deferred compensation agreements                  584,615             348,560
Current maturities of long-term debt                                              891,004             991,004
                                                                              -----------         -----------
Total current liabilities                                                       7,545,506           8,155,005
Executive deferred compensation, less current maturities                          390,318             759,792
Long-term debt, less current maturities                                        19,274,242          20,862,047
                                                                              -----------         -----------
Total liabilities                                                              27,210,066          29,776,844
                                                                              ===========         ===========
Stockholders' equity
     Common stock, $.001 par value, 20,000,000
          shares authorized; 2,475,000 shares issued and
          outstanding                                                               2,475               2,475
     Additional paid-in capital                                                 9,966,408           9,966,408
     Deficit                                                                   (1,528,409)           (507,890)
                                                                              -----------         -----------
Total stockholders' equity                                                      8,440,474           9,460,993
                                                                              -----------         -----------
                                                                              $35,650,540         $39,237,837
                                                                              ===========         ===========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                             Three Months Ended                     Six Months Ended
                                    ------------------------------------  -------------------------------------
                                    December 31, 2000  December 31, 1999  December 31, 2000  December 31, 1999
                                    -----------------  -----------------  -----------------  ------------------
Revenues Earned                          $ 6,979,858         $8,886,647       $ 15,255,723         $15,415,759
Cost of Revenues Earned                    5,686,780          7,107,073         12,158,441          12,338,333
                                         -----------         ----------       ------------         -----------
Gross profit                               1,293,078          1,779,574          3,097,282           3,077,426
Selling, general and
 administrative expenses                   1,924,026          1,484,144          3,768,924           2,943,715
                                         -----------         ----------       ------------         -----------
Income (loss) from operations               (630,948)           295,430           (671,642)            133,711
                                         -----------         ----------       ------------         -----------
Other income (expense)
     Interest income                          15,230              3,870             22,136              24,552
     Interest expense                       (454,172)          (255,759)          (881,863)           (517,075)
     Miscellaneous                               229             38,072             11,530              62,802
                                         -----------         ----------       ------------         -----------
Total other expenses                        (438,713)          (213,787)          (848,197)           (429,721)
                                         -----------         ----------       ------------         -----------
Income (loss) before income taxes         (1,069,661)            81,643         (1,519,839)           (296,010)
Income tax expense (benefit)                (342,000)            27,000           (499,320)           (101,000)
                                         -----------         ----------       ------------         -----------
Net income (loss)                          ($727,661)        $   54,643        ($1,020,519)          ($195,010)
                                         ===========         ==========       ============         ===========
Basic and Diluted Earnings per
 share                                        $(0.29)             $0.02             $(0.41)             $(0.08)
                                         ===========         ==========       ============         ===========
Weighted average number of
 Common shares outstanding                 2,475,000          2,475,000          2,475,000           2,475,000

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)



                                 Common Stock             Additional                                Total
                         ----------------------------       Paid-In                             Stockholders'
                            Shares         Amount           Capital            Deficit             Equity
Balance June 30, 2000        2,475,000         $2,475         $9,966,408        ($507,890)       $  9,460,993
Net loss                            --             --                 --      ($1,020,519)        ($1,020,519)
                         -------------  -------------  -----------------     ------------        ------------
December 31, 2000            2,475,000         $2,475         $9,966,408      ($1,528,409)       $  8,440,474
                         =============  =============  =================     ============        ============

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                 Six Months Ended
                                                                     December 31, 2000      December 31, 1999
                                                                   ---------------------  ----------------------
Cash flows from operating activities
     Net loss                                                               ($1,020,519)              ($195,010)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Depreciation                                                        327,877                 301,726
            Amortization                                                        236,327                 101,171
            Deferred income tax                                                (505,800)                (63,197)
     Changes in operating assets and liabilities:
          Contract receivables                                                2,383,087              (1,874,914)
          Inventories, prepaid expenses and other                                 5,803                (124,752)
          Costs and estimated earnings in excess of billings
            on uncompleted contracts, net effect                              1,013,365               3,134,803
          Accounts payable, accrued expenses and other                         (983,412)                419,832
                                                                         --------------            ------------
Net cash provided by operating activities                                $    1,456,728            $  1,699,659
                                                                         ==============            ============
Cash flows from investing activities
     Proceeds from sale short-term investments - net                             67,342                  91,218
     Expenditures for property and equipment                                    (90,208)               (111,814)
                                                                         --------------            ------------
Net cash used in investing activities                                          ($22,866)               ($20,596)
                                                                         ==============            ============
Cash flows from financing activities
     Payments on revolving credit agreement                                 ($1,267,303)            ($1,154,140)
     Payments on long term debt                                                (420,502)               (429,412)
     Payments on executive deferred compensation agreement                     (133,419)               (328,031)
                                                                         --------------            ------------
Net cash used in financing activities                                       ($1,821,224)            ($1,911,583)
                                                                         --------------            ------------
Net decrease in cash                                                           (387,362)               (232,520)
Cash at the beginning of the period                                             538,575                 244,400
                                                                         --------------            ------------
Cash at the end of the period                                            $      151,213            $     11,880
                                                                         ==============            ============
Supplemental Cash Flow Information
     Cash paid during the period for interest                            $      876,158            $    517,075
     Income Taxes                                                        $          -0-            $        -0-
                                                                         --------------            ------------

See accompanying notes to financial statements.

Notes to Financial Statements

1.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the six months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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


2.   Summary of Significant Accounting Policies

History of the Company and Basis of Presentation

Productivity Technologies Corp. (the "Company") was incorporated in June 1993 under the name Production Systems Acquisition Corporation with the objective of acquiring an operating business engaged in the production systems industry.
The Company completed an initial public offering ("IPO") of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1996, the Company changed its name to Productivity Technologies Corp. and acquired, through a merger, Atlas Technologies, Inc. ("Atlas") as a wholly owned subsidiary. On February 23, 2000, the Company purchased, through a second wholly owned subsidiary formed for this purpose, substantially all of the assets of Westland Control Systems, Inc. ("Westland"). The Company has no other subsidiaries or operations. The Company, which produces industrial machinery, operates in a single segment through its Atlas and Westland subsidiaries.

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

Sales of Atlas' products have principally been to automobile and automotive parts manufacturers. Other customers include appliance producers, steel service centers and manufacturers of lawn and garden equipment, office furniture, heating, ventilation and air conditioning equipment, and large construction equipment. Sales to automotive related customers account for the majority of sales. Westland's customers participate in the automotive, food processing, adhesive and sealants and other industries.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS'

Results of Operations

Unaudited revenues earned for the quarter ended December 31, 2000 were $6,979,858, as compared to $8,886,647 for the quarter ended December 31, 1999. Approximately 83% of the revenues earned for the quarter ended December 31, 2000 relate to the operations of Atlas, with the remaining 17% attributable to Westland, which the Company acquired on February 23, 2000. The decline in revenues earned for the current quarter is primarily due to a 35% decline in Atlas' revenues earned as a result of lower orders resulting from a slowdown in the automotive industry, partially offset by revenues earned of Westland of $1,210,965 for the quarter ended December 31, 2000. The Company did not own Westland during the quarter ended December 31, 1999. Revenues earned for the six months ended December 31, 2000 were $15,255,273, down $160,036 from the six months ended December 31, 1999. Approximately 86% of the revenues earned for the six months ended December 31, 2000 relate to the operations of Atlas, with the remaining 14% attributable to Westland. The decrease in revenues earned for the six months ended December 31, 2000 is primarily due to the lower orders and slowdown discussed above.

The order backlog as of December 31, 2000 was $7.6 million, down 44% from the June 30, 2000 backlog of $13.5 million. The decline in backlog was primarily due to a slower closing of new orders, which management believes is due in part to a recent slowdown in the automotive industry. The rate of new orders declined between late November 2000 and the end of January 2001. However, due in part to a recent Company sales force reorganization and increased sales force emphasis in Europe, the Company's quotation activity increased by more than 20% overall during the second fiscal quarter.

Cost of revenues earned for the quarter ended December 31, 2000 was $5,686,780, down 20% from $7,107,073 for the quarter ended December 31, 1999, principally due to the decrease in revenues earned for the current quarter. For the six months ended December 31, 2000 cost of revenues earned were $12,158,441, down $179,892 from the cost of revenues earned of $12,338,333 for the six months ended December 31, 1999, principally due to the decrease in revenues earned for the current quarter. As a percentage of revenues earned, cost of revenues earned was 81.5% for the quarter ended December 31, 2000 as compared to 80.0% for the quarter ended December 31, 1999.

The increase in cost of revenues as a percent of revenues earned was principally due to higher production costs for Atlas offset by the contribution of lower cost and higher gross profit margins associated with Westland's products.

Gross profit for the quarter ended December 31, 2000 was $1,293,078, representing a 27% decrease compared to the $1,779,574 gross profit for the quarter ended December 31, 1999, principally due to lower revenues earned and higher costs of revenues earned as discussed above. Westland contributed $323,053 of the gross profits and the remaining $970,025 of gross profit was from Atlas. For the six months ended December 31, 2000, gross profit was $3,097,282, up 1% compared to the six months ended December 31, 1999 gross profit of $3,077,426.

Consolidated selling, general and administrative (SG&A) expenses were $1,924,026, or 30% greater than the quarter ended December 31, 1999 SG&A expenses of $1,484,144. Consolidated SG&A expenses for the six months ended December 31, 2000 were $3,768,924, up 28% from December 31, 1999 expenses of $2,943,715. The difference in SG&A expenses for the quarter and six months ended December 31, 2000 were primarily due to the inclusion of Westland's SG&A expenses in this quarter but not in the quarter or six months results of one year ago and the restructuring charges incurred at Atlas. As announced on December 7, 2000, Atlas initiated further personnel reductions in the quarter ended December 31, 2000 estimated to yield, after the payment of severance costs, total annualized cost savings approximating $1,400,000. While the cost savings impact in the current quarter was minimal, the savings impact through the end of this fiscal year is expected to be $800,000 after severance and other related costs estimated at $150,000.

The net loss from operations for the quarter ended December 31, 2000 was $630,948, compared to a net income from operations for the quarter ended December 31, 1999 of $295,430. For the six months ended December 31, 2000 the net loss from operations was $671,642 compared to a net income from operations of $133,711 for the six months ended December 31, 1999. The deterioration for the quarter and six months resulted primarily from the decreased volume, increased production cost and restructuring charges at Atlas, partially offset by the inclusion of Westland's results relative to the quarter and six months of one year ago.

Interest expense for the quarter ended December 31, 2000 was $454,172, up 78% from $255,759 for the quarter ended December 31, 1999. For the six months ended December 31, 2000 interest expense was $881,863 as compared to $517,075 for the six months ended December 31, 1999. Higher interest costs in the three month and six month periods were due to the new Company debt incurred to finance the purchase of Westland.

The net loss for the quarter ended December 31, 2000 was $727,661, compared to a net income of $54,643 for the quarter ended December 31, 1999. The net loss for the six months ended December 31, 2000 was $1,020,519 as compared to a net loss of $195,010 for the six months ended December 31, 1999. The reported net loss for the quarter of $0.29 per share was based on 2,475,000 weighted average common shares outstanding during the quarter. This compared to a net income for the quarter ended December 31, 1999 of $.02 cents per share, based on 2,475,000 weighted average common shares outstanding during the quarter a year ago.

Liquidity and Capital Resources

Management believes financing facilities currently in place, along with anticipated cash available from future operations, will be sufficient for general operations. On July 31, 2000, the Company was scheduled to, but did not, repay approximately $417,000 of subordinated deferred executive compensation totaling $1,108,352 due to the former owners of Atlas. On December 28, 2000, the Company paid $200,000 of this $417,000 payment under a revised payment agreement negotiated with the former owners of Atlas. The revised payment agreement also provides that the balance, approximating $217,000, of deferred executive compensation is not payable until October 31, 2001. In the meantime, cash is being conserved for ongoing operations.

At December 31, 2000, the Company had (1) debt of $10,306,148 under the line of credit, and $3,300,000 of Industrial Revenue Bond obligations, payable over the 12 years remaining in their term, (2) deferred executive compensation obligations of $974,933 scheduled to be paid over three annual installments during the period from July 2000 through July 2002, (3) five year term debt of $3,600,000, bearing interest at 125 basis points over the prime rate, incurred in February 2000 to purchase Westland, (4) five year subordinated term debt of $2,750,000, payable to the former owner of Westland and bearing a fixed interest rate of 9.25%, incurred in February 2000 to purchase Westland, and (5) other debt of $44,401. This total of $20,975,482 compares to a total combined long-term debt financing and line of credit current balance of $22,961,403 as of June 30, 2000.

The Company believes that, as a result of the current loan facility, its short-term credit availability is adequate to support its business operation at current and near-term anticipated sales levels, except for the repayment of previously scheduled subordinated deferred indebtedness as noted above. Working capital at December 31, 2000 was $11,723,789 and the current ratio was 2.6 to 1, as compared to $14,816,624 and a current ratio of 2.8 to 1, respectively, for the Company at June 30, 2000.

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

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to what management believes is a significant slowdown of the domestic and foreign markets for automobiles and automotive parts resulting in reduced demand for the Atlas' automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation equipment noncompetitive or obsolete; the risk that Atlas may not succeed in its ongoing patent suit against Orchid; the risk that Westland's customers may be unwilling or unable to continue ordering control panels; the inability of the Company to continue to meet the less stringent financial covenants under the Company's existing credit facility that are to remain in effect through June 30, 2001 or to comply with the original financial covenants that again are to become applicable as of July 1, 2001; the bank's unwillingness to further relax the financial covenants if the Company is unable to meet them; the tightening of credit availability generally or under the Company's exiting credit facility which may render the Company unable to access needed working capital.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       B. Reports on Form 8-K - During the quarter ended December 31, 2000, the Company did not file any current reports on Form 8-K.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PRODUCTIVITY TECHNOLOGIES CORP.


Date:  February 14, 2001    By:  /s/  Samuel N. Seidman
                            ----------------------------------------
                            Samuel N. Seidman, President


Date:  February 14, 2001    By:  /s/  Jesse A. Levine
                            ----------------------------------------
                            Jesse A. Levine, Chief Financial Officer
                            (Principal Financial Officer)