Form 10-Q
period 2001-03-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2001-05-15
CIK 911787

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________  to _______________________


                        Commission file number  0-24242



                        PRODUCTIVITY TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               13-3764753
-------------------------------------    ---------------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

          201 South Main Street, 8th Floor, Ann Arbor, Michigan 48104
          -----------------------------------------------------------
                    (Address of Principal Offices)(Zip Code)

Registrant's Telephone Number, Including Area Code       (734) 996-1700
                                                   ---------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
   -------------    --------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes                  No
                           ---------------     ------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2001: 2,475,000 shares, $.001 par value common stock.

                               TABLE OF CONTENTS

                                                                           Page

Part I.  Financial Information for Productivity Technologies Corp.........   3
         (the "Company") and Subsidiaries Atlas Technologies, Inc.
         ("Atlas") and Westland Control Systems, Inc. ("Westland")

Item 1.  Interim Financial Statements.....................................   3

         Consolidated Balance Sheets......................................   4

         Consolidated Statements of Operations............................   6

         Consolidated Statement of Stockholders' Equity...................   7

         Consolidated Statements of Cash Flows............................   8

         Notes to Financial Statements....................................   9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........  12

Part II. Other Information................................................  12

Item 1.  Legal Proceedings................................................  12

Item 6.  Exhibits and Reports on Form 8-K.................................  12

Signatures................................................................  13

               PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES


                        PART I:  FINANCIAL INFORMATION


ITEM 1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the nine months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

Productivity Technologies Corp. and Subsidiaries
Consolidated Balance Sheets


                                                                       March 31, 2001         June 30, 2000
                                                                   -----------------------  -----------------
                                                                        (Unaudited)
Assets

Current Assets
     Cash                                                                     $ 3,108,618         $   538,575
     Short-term investments, including accrued interest                           241,267             310,085
     Contract receivables, net of allowance for doubtful
      accounts of $100,000 and $102,500                                        3,305,007           9,930,913
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                 4,161,231           9,756,686
     Inventories                                                                1,433,677           1,917,230
     Prepaid expenses and other                                                   382,063             202,140
     Deferred income taxes                                                        296,000             316,000
                                                                              -----------         -----------

Total current assets                                                           12,927,863          22,971,629
                                                                              -----------         -----------


Property and equipment
     Land                                                                     $   591,514         $   591,514
     Buildings and improvements                                                 4,886,582           4,864,018
     Machinery and equipment                                                    4,409,614           4,305,900
     Transportation equipment                                                      21,000              21,000
                                                                              -----------         -----------

                                                                                9,908,710           9,782,432

          Less accumulated depreciation                                         2,560,577           2,074,154
                                                                              -----------         -----------

Net property and equipment                                                      7,348,133           7,708,278
                                                                              -----------         -----------
Other assets
     Goodwill, net of accumulated amortization of $797,955 and
          $541,439                                                              6,607,392           6,863,908
     Patent, net of accumulated amortization of $51,893 and $18,150               698,107             731,850
     Deferred income taxes                                                      1,627,000             450,000
     Other assets                                                                 442,058             512,172
                                                                              -----------         -----------
Total other assets                                                              9,374,557           8,557,930
                                                                              -----------         -----------

                                                                              $29,650,553         $39,237,837
                                                                              ===========         ===========


See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Balance Sheets


                                                                       March 31, 2001         June 30, 2000
                                                                   -----------------------  ------------------
                                                                        (Unaudited)

Liabilities and stockholders' equity

Current liabilities
     Accounts payable                                                         $ 1,872,389         $ 4,457,290
     Accrued expenses
          Commissions payable                                                     270,000             573,404
          Payroll and related withholdings                                        134,451             316,524
          Warranty Reserve                                                        290,000             440,000
          Royalties Payable                                                       280,311             367,772
          Other                                                                   577,803             601,563
Billings in excess of costs and estimated
     earnings on uncompleted contracts                                            357,107              58,888
Current maturities of executive deferred compensation agreements                  584,615             348,560
Current maturities of long-term debt                                            1,974,150             991,004
                                                                              -----------         -----------

Total current liabilities                                                       6,340,826           8,155,005

Executive deferred compensation, less current maturities                          390,318             759,792
Long-term debt, less current maturities                                        15,710,000          20,862,047
                                                                              -----------         -----------

Total liabilities                                                              22,441,144          29,776,844
                                                                              ===========         ===========

Stockholders' equity
     Common stock, $.001 par value, 20,000,000
          shares authorized; 2,475,000 shares issued and                            2,475               2,475
          outstanding
     Additional paid-in capital                                                 9,966,408           9,966,408
     Deficit                                                                   (2,759,474)           (507,890)
                                                                              -----------         -----------

Total stockholders' equity                                                      7,209,409           9,460,993
                                                                              -----------         -----------

                                                                              $29,650,553         $39,237,837
                                                                              ===========         ===========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                             Three Months Ended                     Nine Months Ended
                                    ------------------------------------  -------------------------------------
                                     March 31, 2001     March 31, 2000     March 31, 2001      March 31, 2000
                                    ----------------   ----------------   ----------------   -----------------
Revenues Earned                         $  4,205,093         $8,030,262       $ 19,460,816         $23,446,021
Cost of Revenues Earned                    3,858,097          6,061,184         16,016,538          18,399,517
                                        ------------         ----------       ------------         -----------

Gross profit                                 346,996          1,969,078          3,444,278           5,046,504
Selling, general and                       1,853,367          1,651,711          5,622,291           4,595,426
 administrative expenses                ------------         ----------       ------------         -----------

Income (loss) from operations             (1,506,371)           317,367         (2,178,013)            451,078
                                        ------------         ----------       ------------         -----------


Other income (expense)
     Interest income                          14,203             24,744             36,339              49,296
     Interest expense                       (400,316)          (303,689)        (1,282,179)           (820,764)
     Miscellaneous                            10,419             (7,726)            21,949              55,076
                                        ------------         ----------       ------------         -----------

Total other expenses                        (375,694)          (286,671)        (1,223,891)           (716,392)
                                        ------------         ----------       ------------         -----------

Income (loss) before income taxes         (1,882,065)            30,696         (3,401,904)           (265,314)
Income tax expense (benefit)                (651,000)            11,000         (1,150,320)            (90,000)
                                        ------------         ----------       ------------         -----------

Net income (loss)                        ($1,231,065)        $   19,696        ($2,251,584)          ($175,314)
                                        ============         ==========       ============         ===========

Basic and Diluted Earnings per                $(0.50)             $0.01             $(0.91)             $(0.07)
 share                                  ============         ==========       ============         ===========

Weighted average number of
     Common shares outstanding             2,475,000          2,475,000          2,475,000           2,475,000





See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)




                                 Common Stock                Additional                               Total
                           -------------------------          Paid-In                             Stockholders'
                            Shares         Amount              Capital            Deficit             Equity

Balance June 30, 2000        2,475,000       $2,475         $9,966,408          ($507,890)       $  9,460,993

Net loss                            --           --                 --        ($2,251,584)        ($2,251,584)
                           -----------   ----------        -----------        -----------        ------------

March 31, 2001               2,475,000       $2,475         $9,966,408        ($2,759,474)       $  7,209,409
                           ===========   ==========        ===========        ===========        ============


See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)                                Nine Months Ended
                                                                          March 31, 2001   March 31, 2000
                                                                   ---------------------  ----------------------
Cash flows from operating activities
     Net loss                                                               ($2,251,584)              ($175,314)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Depreciation                                                        486,423                 454,118
            Amortization                                                        350,149                 106,890
            Deferred income tax                                              (1,157,000)               (153,197)

     Changes in operating assets and liabilities:
          Contract receivables                                                6,625,906               1,399,687
          Inventories, prepaid expenses and other                               303,632                (602,051)
          Costs and estimated earnings in excess of billings
               on uncompleted contracts, net effect                           5,893,674                (421,662)
          Accounts payable, accrued expenses and other                       (3,331,599)              1,695,552
                                                                           ------------            ------------

Net cash provided by operating activities                                  $  6,919,601            $  2,304,023
                                                                           ============            ============

Cash flows from investing activities
     Acquisition of Westland, net of borrowings                                      --                (242,703)
     Collections on notes receivable                                             10,222                  65,956
     Proceeds from sale short-term investments - net                             68,818                 163,886
     Expenditures for property and equipment                                   (126,278)               (177,339)
                                                                           ------------            ------------

Net cash used in investing activities                                          ($47,238)              ($190,200)
                                                                           ============            ============

Cash flows from financing activities
     Payments on revolving credit agreement                                 ($3,738,148)            ($1,424,395)
     Payments on long term debt                                                (430,753)                     --
     Payments on executive deferred compensation agreement                     (133,419)               (328,031)
                                                                           ------------            ------------

Net cash used in financing activities                                       ($4,302,320)            ($1,752,426)
                                                                           ------------            ------------
Net increase in cash                                                          2,570,043                 361,397
Cash at the beginning of the period                                             538,575                 244,400
                                                                           ------------            ------------
Cash at the end of the period                                              $  3,108,618            $    605,797
                                                                           ============            ============

Supplemental Cash Flow Information
     Cash paid during the period for interest                              $    852,865            $    820,764
     Income Taxes                                                          $        -0-            $        -0-
                                                                           ------------            ------------


See accompanying notes to financial statements.

Notes to Financial Statements

1.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the nine months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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


2.   Summary of Significant Accounting Policies

History of the Company and Basis of Presentation

Productivity Technologies Corp. (the "Company") was incorporated in June 1993 under the name Production Systems Acquisition Corporation with the objective of acquiring an operating business engaged in the production systems industry.
The Company completed an initial public offering ("IPO") of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1996, the Company changed its name to Productivity Technologies Corp. and acquired, through a merger, Atlas Technologies, Inc. ("Atlas") as a wholly owned subsidiary. On February 23, 2000, the Company purchased, through a second wholly owned subsidiary formed for this purpose, substantially all of the assets of Westland Control Systems, Inc. ("Westland"). The Company has no other subsidiaries or operations. The Company, which produces industrial machinery, operates in a single business segment through its Atlas and Westland subsidiaries.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unaudited revenues earned for the quarter ended March 31, 2001 were $4,205,093, as compared to $8,030,262 for the quarter ended March 31, 2000. The $3,825,169 decline in revenues earned for the current quarter is due to Atlas entering January with a lower than customary backlog of $7.6 million due primarily to the slowdown in the automotive industry. Further, only a portion of the Atlas backlog at December 31, 2000 was recognized as revenue in the third fiscal 2001 quarter. The low revenue level reported by Atlas was offset by a slight increase in revenues earned at Westland. However, revenues reported by Westland are not fully comparable to the third fiscal quarter of 2000, as Westland contributed approximately five weeks of revenue to results for the quarter one year ago. Revenues earned for the nine months ended March 31, 2001 were $19,460,816, down $3,985,205 from the nine months ended March 31, 2000.

The order backlog as of March 31, 2001 increased to $21.3 million. Backlog increased by approximately 180% from its December 31, 2000 level of $7.6 million and 58% from its June 30, 2000 level of $13.5 million. The company attributes its backlog increase to a more focused and efficient sales efforts by personnel at both Atlas and Westland which, in turn, were facilitated by recent management changes at both Atlas and Westland. In addition, the Company's quotation activity continues to increase worldwide.

Gross profit margin for the quarter ended March 31, 2001 was 8.3% compared to 24.5% for the quarter ended March 31, 2000, principally due to a lower percentage mix of higher margin products and continued cost overruns which were incurred late in the production cycle at Atlas. The Company made management changes at Atlas in the middle of the second fiscal quarter of 2001, and Atlas management now believes production problems which caused cost overruns in prior periods have been corrected and that Atlas will experience much lower cost overruns relative to initial project quotations in the future. For the nine months ended March 31, 2001, gross profit margin was 17.7% as compared to the nine months ended March 31, 2000 gross profit margin of 21.5%. The gross profit margin decline for the nine months is associated with mix of products, reduced volumes as well as greater than budgeted production costs.

Consolidated selling, general and administrative (SG&A) expenses were $1,853,367, or 12% greater than the quarter ended March 31, 2000 SG&A expenses of $1,651,711. Westland operating results are included for the full quarter of 2001 but only for February 23 through March 31 in the third fiscal quarter of 2000. Consolidated SG&A for the nine months ended March 31, 2001 were $5,622,291, up 22% from March 31, 2000 expenses of $4,595,426. The difference in SG&A expenses for the nine months ended March 31, 2001 was primarily due to the inclusion of Westland's SG&A expenses for the entirety of the third quarter ended March 31, 2001 and the restructuring charges incurred at Atlas in the third quarter of the current fiscal year.

The net loss from operations for the quarter ended March 31, 2001 was $1,506,371, compared to a net income from operations for the quarter ended March 31, 2000 of $317,367. For the nine months ended March 31, 2001 the net loss from operations was $2,178,013 compared to a net income from operations of $451,078 for the nine months ended March 31, 2000. The less favorable results for the quarter and nine months ended March 31, 2001 resulted primarily from decreased volume, increased production cost and restructuring charges at Atlas are more fully described above.

Interest expense for the quarter ended March 31, 2001 was $400,316, up $96,627 from $303,689 for the quarter ended March 31, 2000. For the nine months ended March 31, 2001 interest expense was $1,282,179 as compared to $820,764 for the nine months ended March 31, 2000. Higher interest costs in the current quarter and nine month periods were principally due to indebtedness incurred to finance the purchase of Westland.

The net loss for the quarter ended March 31, 2001 was $1,231,065, compared to a net income of $19,696 for the quarter ended March 31, 2000. The net loss for the nine months ended March 31, 2001 was $2,251,584 as compared to a net loss of $175,314 for the nine months ended March 31, 2000. The reported net loss for the quarter of $0.50 per share was based on 2,475,000 weighted average common shares outstanding during the quarter. This compared to a net income for the quarter ended March 31, 2000 of $.01 cents per share, based on 2,475,000 weighted average common shares outstanding during the quarter one year ago.

Liquidity and Capital Resources

Cash balances at March 31, 2001 were higher than typical levels. Cash was generated during the quarter as more accounts receivable were collected than were generated from new shipments. Management believes financing facilities currently in place, along with existing cash balances and cash expected to be generated by future operations, will be sufficient for general operations for approximately the next six months. The Company's increased backlog levels are expected to result in increased revenues over the next six to nine months. The modestly greater flexibility with respect to Atlas' existing collateral borrowing formulas may be useful by late in calendar year 2001 to allow Atlas to comfortably process its high level of backlogs. On July 31, 2000, the Company was scheduled to, but did not, repay approximately $417,000 of subordinated deferred executive compensation totaling $1,108,352 due to the former owners of Atlas. On December 28, 2000, the Company paid $200,000 of this $417,000 payment under a revised payment agreement negotiated with the former owners of Atlas. The revised payment agreement also provides that the balance, approximating $217,000, of deferred executive compensation is not payable until
October 31, 2001.   In the meantime, cash is being conserved for ongoing
operations.

At March 31, 2001, the Company had (1) debt of $8,000,000 under the line of credit, and $3,300,000 of Industrial Revenue Bond obligations, payable over the 12 years remaining in their term, (2) deferred executive compensation obligations of $974,933 scheduled to be paid over three annual installments during the period from July 2000 through July 2002, (3) five year term debt of $3,600,000, bearing interest at 175 basis points over the prime rate, incurred in February 2000 to purchase Westland, (4) five year subordinated term debt of $2,750,000, payable to the former owner of Westland and bearing a fixed interest rate of 9.25%, incurred in February 2000 to purchase Westland, and (5) other debt of $34,150. This total of $18,659,083 compares to a total combined long-term debt financing and line of credit current balance of $22,961,403 as of June 30, 2000.

The Company believes that, as a result of the current loan facility, its short-term credit availability is adequate to support its business operation at current and near-term anticipated sales levels, except for the repayment of previously scheduled subordinated deferred indebtedness as noted above. Working capital at March 31, 2001 was $6,587,037 and the current ratio was 2.0 to 1, as compared to $14,816,624 and a current ratio of 2.8 to 1, respectively, for the Company at June 30, 2000.

The Company's revolving credit agreement and term loan with a bank impose financial levels of tangible capital funds, specified leverage ratios (debt to equity), and fixed expense coverage. At June 30, 2000, the Company was not in compliance with the financial covenants specified in the agreements. On October 13, 2000, the Company obtained a waiver from the bank waiving its acceleration rights as a result of the Company's noncompliance. Financial covenants were amended further in March 2001 to provide for less stringent requirements through December 31, 2001.

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to what management believes is a significant slowdown of the domestic and foreign markets for automobiles and automotive parts resulting in reduced demand for the Atlas' automation equipment; potential technological developments in the metal forming, handling automation equipment, and control panel markets which may render Atlas' automation equipment and Westland's panel manufacturing operation noncompetitive or obsolete; the risk that Atlas may not succeed in its ongoing patent suit against Orchid; the risk that Westland's customers may be unwilling or unable to continue ordering control panels; the inability of the Company to continue to meet the less stringent financial covenants under the Company's existing credit facility that are to remain in effect through December 31, 2001; the bank's unwillingness to further relax the financial covenants if the Company is unable to meet them; and the tightening of credit availability generally or under the Company's exiting credit facility which may render the Company unable to access needed working capital.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2000. There has been no material change in the disclosure regarding market risk.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On March 9, 2001, the Company filed suit as plaintiff in the State of Michigan Sixth Judicial District Court in Oakland County, Michigan against Thomas G. Lee and WCS Sales, Inc., the former owner and operator of Westland. The lawsuit contends Mr. Lee made fraudulent misrepresentations and omitted material facts prior to the purchase of Westland by the Company. The lawsuit seeks one or more remedies, including damages. Mr. Lee has filed a response and counterclaim seeking payment for contractual obligations structured at the time of the Westland purchase and for related employment compensation.

ITEM 5.    OTHER INFORMATION

On January 9, 2001, Robert "Bob" Cuccaro was appointed President of Westland. In addition to Mr. Cuccaro's new role as President, he will maintain his vice-president/corporate controller position and continue to supervise the finance functions at Atlas and Westland. In early March 2001, Mr. Thomas G. Lee resigned from his position with Westland. Mr. Lee was the former owner of Westland prior to its purchase by the Company on February 23, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       B. Reports on Form 8-K - During the quarter ended March 31, 2001, the Company did not file any current reports on Form 8-K.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PRODUCTIVITY TECHNOLOGIES CORP.


Date:  May 15, 2001    By:  /s/  Samuel N. Seidman
                       ---------------------------
                                 Samuel N. Seidman, President



Date:  May 15, 2001    By:  /s/  Jesse A. Levine
                       -------------------------
                                 Jesse A. Levine, Chief Financial Officer
                                 (Principal Financial Officer)