Form 10-K
period 2001-06-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2001-10-15
CIK 911787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the fiscal year ended June 30, 2001

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the transition period from _______________ to _______

                        Commission file number  0-24242

                        PRODUCTIVITY TECHNOLOGIES CORP.
                  -------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                                              13-3764753
     ----------------------------------------------------------------------------------------
     (State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer Identification No.)

          201 South Main Street, 8th Floor, Ann Arbor, Michigan 48104
         -------------------------------------------------------------
                   (Address of Principal Offices)(Zip Code)

Registrant's Telephone Number, Including Area Code           (734) 996-1700
                                                   ------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:

     Common Stock, par value $.001 per share
     -----------------------------------------
                 (Title of class)

     Redeemable Common Stock Purchase Warrants
     -----------------------------------------
                 (Title of class)

     Units, each consisting of one share of Common Stock
     and two Redeemable Common Stock Purchase Warrants
     ---------------------------------------------------
                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the approximate aggregate market value of the voting stock held by nonaffiliates of the registrant at September 30, 2001: $700,000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                  Outstanding at September 30, 2001
               ----------------            ---------------------------------

         Common stock, $.001 par value               2,475,000 shares

Documents Incorporated by Reference: Not applicable

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS


General

     Productivity Technologies Corp. (the "Company") was incorporated in June 1993 under the name Production Systems Acquisition Corporation with the objective of acquiring an operating business engaged in the production systems industry. The Company completed an initial public offering ("IPO") of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1996, the Company changed its name to Productivity Technologies Corp. and acquired, through a merger, Atlas Technologies, Inc. ("Atlas") as a wholly owned subsidiary. On February 23, 2000, the Company purchased, through a wholly owned subsidiary formed for this purpose, substantially all of the assets of Westland Control Systems, Inc. ("Westland"). The Company has no other subsidiaries or operations. The Company, which produces industrial machinery, operates in a single segment through its Atlas and Westland subsidiaries.

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

     Metal stamping involves setting pieces of flat sheet metal over a shaped die, which is set in a press, and then lowering a matching die onto the sheet metal to form it into the desired shape. The sheet metal pieces typically pass through several stamping press operations, each performing a different forming function. Atlas' products stack cut sheet metal blanks for feeding into the presses, move components from one press station to another within a multi-station transfer press or between presses within a tandem line of presses, facilitate the changing of dies on a press and subsequent die handling operations (storage, retrieval, and maintenance). Certain Atlas products also handle stamped parts after they have passed through the stamping presses, functions known as "End-of-Line" applications.

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

     Westland manufactures custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive & sealant, food processing, and other industrial applications. Westland operates one manufacturing plant in Westland, Michigan, which is located less than one hour from Atlas' plants in Fenton, Michigan. Westland's plant comprises approximately 34,000 square feet of manufacturing space and 4,000 square feet of offices. Its Westland location is centrally located in Southeastern Michigan nearby numerous machinery manufacturers.

     The manufacture of control panels for industrial machinery often occurs in the latter stages of construction. Machinery typically is first built and subsequently wired. Machine wiring is conducted through the control panel. While machine wiring and control panels are manufactured in the latter stages of machine production, they are essential to effective machinery operation as they turn stationary metal into functional machines. As a result, control panels are considered a high value added machinery module.

     Management believes the Company has been a leader in the refinement of the processes by which custom electrical panels are built. In particular, management believes it has effective internal processes to convert the production of a custom panel into more of a mass production process. At many stages in the panel build process, Westland has reduced or eliminated certain steps, which incur costs or extend production time. Westland also focuses on tight inventory control. Often, the more expensive panel components are received into the factory within one to two weeks of when the entire panel will be built, quality tested, and shipped to the customer, thus reducing inventory carrying costs. Inventory consignment arrangements also exist for some component and component classes.

     Management believes Westland's processes help its customers. A number of Westland's customers seek to outsource a substantial portion of their panel building requirements. Often, machinery builders, which outsource the production of their control panels, are focused on machinery construction first, while the outsourcing of panel design and production remains a secondary concern. This can lead to a situation where panels are required within three to four weeks, rather than the six to eight weeks which management believes is more typical of the control panel production industry in general. Westland's streamlined production processes allow the Company to satisfy the rapid delivery requirements of customers.


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

     In the 1999, 2000 and 2001 fiscal years, automotive industry customers for the Company accounted for approximately 96%, 91% and 68% of sales, respectively. For such fiscal years, sales by the Company to General Motors Corporation represented 14%, 18% and 8%, respectively, sales to DaimlerChrysler Corporation (formerly Chrysler Corporation) represented 7%, 10% and 8%, respectively and sales to The Ford Motor Company represented 8%, 16% and 28%, respectively, of total sales. Sales are predominantly in the United States and Canada but, in recent years and especially for the second half of fiscal year 2001, the Company targeted sales efforts in Mexico, Brazil, Europe and Asia. International sales for the 1999, 2000 and 2001 fiscal years represented approximately 40%, 15% and 28%, respectively, of total sales in such years.

     Atlas uses three marketing channels: direct sales, with offices at its headquarters in Fenton, Michigan, Porthcawl, South Wales, U.K., and Beijing, China; commissioned sales representatives; and original equipment manufacturers
(OEMs) specializing in metal presses and related equipment. Westland's sales are primarily direct and on occasion it has utilized outside manufacturers' sales representatives.

     The order backlogs were approximately $16.0 million, $13.5 million and $17.0 million at June 30, 1999, 2000 and 2001, respectively. The Company believes substantially all of the June 30, 2001 backlog will be produced during fiscal 2002.

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

     Westland manufactures custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive & sealant, food processing, and other industrial applications. The design and manufacture of control panels for machinery occasionally occurs in the later stages of the machinery design and construction process. Machinery must first be constructed, and then wired, where the wiring is conducted through the control panel. While the wiring of machinery occurs later in the construction process, the wiring and control panels are essential to effective machinery operation. It is the wiring and controls, which convert the machinery from stationary metal to functional machines.

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

Competition

     Atlas management believes Atlas' products are sold in specialized markets that have limited customers and few competitors. In many instances, Atlas products are procured through competitive bidding. Because of the capital cost and the need for skilled personnel, such as engineers, designers, mechanics and sales persons, entry into this industry is expensive and difficult to achieve and Atlas does not expect competition to increase significantly over present levels. Primary competitors of Atlas include ABB Flexible Automation (Sweden), Herwo Die Changing (Sweden), Orchid International (Canada), Hirotec (Japan), HMS Products Co. and Aisaku (Japan). Each of these companies offers components, which compete with certain components manufactured or sold by Atlas. A number of the competitors are well established with substantial financial resources, recognized brand names, customer loyalty and established market positions, capable engineering, strong distribution networks and comprehensive manufacturing capabilities.

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

Trademarks and Patents

     Atlas has an agreement to use components in the FLEX 5000(R) transfer press automation equipment that it manufactures and sells that are based on patents owned by the estate of Mr. John Maher. The agreement grants Atlas an exclusive worldwide license to use the patents for a term equal to the life of the patents, including any extensions as a result of modifications to the patents. Currently, the patents registered with the United States Patent and Trademark Office expire on various dates between June 23, 2005 and June 21, 2007. Atlas is obligated to pay the estate of Mr. Maher a royalty based on a portion of the sales price of the FLEX 5000(R) as it relates to the value of the patented components. For Atlas' fiscal years ended June 30, 1999, 2000 and 2001 the Company expensed approximately $241,000, $122,000 and $127,000, respectively, in license fees under this agreement. The agreement also provides that the estate of Mr. Maher is responsible for defending Atlas for any patent infringements. Atlas believes that the terms of the agreement with the estate of Mr. Maher are industry competitive.

     Atlas has registered with the United States Patent and Trademark Office a trademark on "FLEX 5000(R)" that it uses to market its line of transfer equipment.

     Atlas owns and has registered with the United States Patent and Trademark Office four patents, one for an asynchronous conveyer construction, one for a transfer arm for supporting work pieces, one for a magnetic sheet separator construction, and one for apparatus and methods for forming workpieces. Foreign patents for the latter are held in Australia, China, France, Germany, Italy, Spain and Sweden with patent applications pending in Brazil, Canada, Korea, Mexico and Poland. Atlas has applied for five United States patents for an articulating work piece transfer apparatus, a magnetic sheet fanner, a tooling gage, a finger tooling receiver for transfer press automation equipment and a pin pallet cover. Foreign patent applications have been filed for the articulating work piece transfer apparatus.

     Atlas holds an exclusive license agreement that covers two more U.S. patents for a system for transferring work pieces through a series of workstations and a synchronized dual axis actuator. The system for transferring work pieces through a series of workstations is protected by foreign patents in Canada, China, France, Germany, Great Britain, Japan, Republic of Korea, Russian Federation, Spain and Sweden. This license agreement also encompasses rights to transfer system patents that are pending in the U.S. and several foreign countries covered under the Patent Coordination Treaty.

     Westland owns one patent related to a lay-in wire way for cords and wires for use in connection with the field installation of machinery. The product is trademarked as "Cheeta-Duct(R)".

Management and Employees

     The Company employs approximately 185 persons. None of these persons is a member of a union. The Company believes that its employee relations are good. The Company's facilities are located in highly industrialized areas that benefit the Company by reason of their proximity to customers and a quality labor force.

ITEM 2.  PROPERTIES

     Atlas owns and operates two manufacturing facilities in Fenton, Michigan and Westland leases and operates one manufacturing facility in Westland, Michigan. The two Fenton facilities have an aggregate of 94,200 square feet of space. One of these facilities, built in 1997, has higher roofs and heavier cranes to facilitate manufacturing of larger equipment and provides approximately 51,000 square feet of manufacturing space and 8,000 square feet of office space. This facility also is capable of expanding at a later date to approximately 130,000 square feet of manufacturing and 25,000 square feet of office space. Operations performed in the two Fenton facilities include fabrication, machining, assembly, electrical panel construction and testing. Project management, engineering, finance, service, quality, purchasing and sales offices are also located in Fenton.

     The Westland plant, which is leased, has approximately 34,000 square feet of manufacturing and assembly space and 4,000 square feet for offices. Operations performed in the Westland facility are manufacturing, assembly, quality control and testing. Sales, operations, finance and administration are all located in Westland, MI.

     The principal executive offices of the Company are located at 201 South Main Street, 8th Floor, Ann Arbor, Michigan 48104.

ITEM 3.  LEGAL PROCEEDINGS

     In 1996, Atlas and the estate of John Maher, the owner of the patent for the FLEX 5000(R) Transfer which is licensed to Atlas, initiated an action against Orchid International Group Inc. ("Orchid") in the Federal Court of Canada, Trial Division, claiming infringement and wrongful sale, manufacture and use by Orchid of the inventions protected by such patent and seeking, among other relief, a declaration that the patents are valid and have been infringed by Orchid, injunctive relief and damages of at least $5,000,000 (Cdn). The defendant has filed an answer denying the material allegations of the complaint and asserting a counterclaim requesting that the patents be declared invalid. A court trial is expected in 2002.

     In March 2001, the Company filed suit as plaintiff in the State of Michigan Sixth Judicial District Court in Oakland County, Michigan against Thomas G. Lee, the former owner and operator of Westland. The lawsuit contends Mr. Lee made fraudulent misrepresentations and omitted material facts prior to the purchase of Westland by the Company. The lawsuit seeks one or more remedies, including damages. Mr. Lee has filed a response and counterclaim seeking payment for contractual obligations structured at the time of the Westland purchase and for related employment compensation. This litigation is early in the discovery phase.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     No matters were submitted to a vote of securityholders during the fourth quarter of fiscal 2001.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective as of the close of business on May 4, 2001, the Company's Common Stock was delisted for trading on the Nasdaq SmallCap Market. Trading in the Company's Common Stock, Warrants and Units is now conducted in the over-the-counter markets on the NASD Electronic Bulletin Board. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the Nasdaq Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. The delisting could have a material adverse effect upon the Company in a number of ways, including its ability to raise additional capital. In addition, the absence of a trading system may adversely affect the ability of broker-dealers to sell the Company's Common Stock, and consequently may limit the public market for such Stock and have a negative effect upon its trading price. There can be no assurance that the Company's Common Stock will be relisted on the NASDAQ National Market at any future date or that such stock will be listed or traded on any market or trading system.

     The following table sets forth the range of high and low closing bid prices for Common Stock and Warrants, as reported by the Nasdaq Small Cap Market for fiscal 2000 and the first three quarters of fiscal 2001 and the OTC Bulletin Board for the fourth quarter of fiscal 2001. Within the last two fiscal years there has been no material activity in the Company's Units and therefore, no trading information is provided.


                                            Common Stock         Warrants
                                           -------------         --------
                                           High        Low      High      Low
                                           ----        ---      ----      ---

     Year ended June 30, 2000:

       First Quarter                       1.75       1.75      0.50      0.25

       Second Quarter                      1.63       1.25      0.38      0.13

       Third Quarter                       2.63       1.38      0.63      0.19

       Fourth Quarter                      1.50       1.28      0.63      0.06

     Year ended June 30, 2001:

       First Quarter                       1.25       1.00      0.19      0.13

       Second Quarter                      0.63       0.25      0.06      0.06

       Third Quarter                       0.63       0.44      0.13      0.06

       Fourth Quarter                      0.38       0.25      0.00      0.00


     As of September 30, 2001, the Company had 16 holders of record of its Common Stock. The Company believes that there are in excess of 500 beneficial holders of the Company's Common Stock.

     The Company has not declared or paid any dividends on its Common Stock since its inception.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the Company's and its predecessor's consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, at June 30, 1997, 1998, 1999 and 2000, for the years ended June 30, 1997, 1998, 1999 and 2000.
Effective July 24, 2001, the registrant appointed Doeren Mayhew to serve as its independent auditors as of and for the year ended June 30, 2001. During the fiscal years 1999 and 2000, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. The Registrant dismissed BDO and engaged another accounting firm as part of its continuing effort to reduce the Registrant's operating expenses. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                 (Dollars in thousands, except per share data)


Consolidated Statements of Operations Data
------------------------------------------

                                                                              The Company
                                               -------------------------------------------------------------------------

                                                  Year            Year            Year           Year             Year
                                                 Ended           Ended           Ended          Ended            Ended
                                               June 30,        June 30,        June 30,       June 30,         June 30,
                                                  2001            2000            1999           1998             1997
                                               -------         -------         -------        -------          -------
Revenues Earned                                $27,992         $33,230         $34,001        $36,040          $34,438
Cost of Revenues Earned                         22,155          26,335          24,610         27,563           24,825
Gross profit                                     5,837           6,895           9,391          8,478            9,613
Selling, general and administrative              8,004           6,333           7,526          8,538            7,081
Officers' bonuses                                   --              --              --             --              711
Bonus restructuring expense                         --              --              --          2,132               --
Income (loss) from operations                   (2,167)            562           1,865         (2,192)           1,821
Net income (loss)                               (3,114)           (256)            974         (2,012)             593

Net income per share of common stock            ($1.26)         ($0.10)          $0.40         ($0.95)           $0.28
Weighted average common shares                   2,475           2,475           2,432          2,125            2,125


Consolidated Balance Sheet Data
-------------------------------
                                                                                 The Company
                                               --------------------------------------------------------------------------------

                                               June 30,        June 30,        June 30,       June 30,         June 30,
                                                  2001            2000            1999           1998             1997
                                               -------         -------         -------        -------          -------
Current assets                                 $15,822         $22,972         $19,148        $15,272          $22,627
Current liabilities                             17,355           8,155           5,330          5,470            7,284
Working capital                                 (1,533)         14,817          13,818          9,802           15,343
Property, plant and equipment, net               7,231           7,708           7,844          8,289            7,667
Total assets                                    31,757          39,238          30,108         26,809           33,410
Long-term debt, less current maturities          7,710          20,862          13,951         11,254           15,327
Total liabilities                               25,410          29,777          20,391         18,160           23,444
Stockholders' equity                             6,347           9,461           9,717          8,649            9,966

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

Results of Operations


Fiscal Year 2001 Compared to Fiscal Year 2000

     Revenues earned for the year ended June 30, 2001 were $27,992,487 as compared to $33,230,195 for the year ended June 30, 2000, a decrease of 16%, principally as a result of lower order volume at Atlas during fiscal 2001. The revenues earned at Westland, which was acquired by the Company on February 23, 2000, represented 15% of the total revenues earned by the Company in fiscal 2001.

     The order backlog as of June 30, 2001 increased 27% to $17,100,000 from the June 30, 2000 backlog of $13,500,000. The Company attributes its backlog increase to more focused and efficient sales efforts by personnel at both of its locations, which, in turn, were facilitated by management changes at both facilities during the second and third quarters of fiscal year 2001. Management believes the Company's quotation activity is increasing worldwide relative to one year ago.

     Gross profit for the year ended June 30, 2001 was $5,837,396, representing a 15% decrease from the $6,895,369 gross profit for the year ended June 30, 2000. Gross profit decreased during fiscal 2001 primarily due to volume reduction associated with lower than anticipated orders for Atlas and cost overruns incurred late in the production cycle for certain products. As was stated in the third quarter 10-Q, the Company made management changes in the middle of the second quarter of fiscal 2001 and now believes production problems which caused cost overruns in prior periods have been corrected and that Atlas will experience lower cost overruns relative to initial project quotations in the future.

     Consolidated selling, general and administrative (SG&A) expenses were $8,004,219, up 26% as compared to SG&A expenses of $6,332,966 for the year ended June 30, 2000. The increase is associated with the inclusion of the Westland facility, which was acquired on February 23, 2000.

     Loss from operations for the year ended June 30, 2001 was $2,166,823 compared to income from operations of $562,403 for the year ended June 30, 2000. The decline in income from operations was principally due to lower volume, production costs overruns and the inclusion of a full year of Westland's SG&A expenses.

     Interest expense for the year ended June 30, 2001 was $1,605,164, up 23% from $1,307,732 for the year ended June 30, 2000. Higher interest costs during fiscal 2001 were due to the indebtedness incurred by the Company for the purchase of Westland.

     For the year ended June 30, 2001, the income tax benefit was $572,000. See note 8 in the consolidated financial statements for additional analysis. At June 30, 2001 the balance sheet includes a deferred tax asset whose realization is dependent upon future earnings. Based on historical operating losses and uncertainty of future earnings, a valuation allowance of $646,000 has been recorded at June 30, 2001. This asset includes research and experimentation (R&E) credit carryforwards totaling approximately $168,400 that will begin to expire in 2012 and net operating loss carryforwards valued at approximately $1,269,000 that will begin to expire in 2020.

     For the year ended June 30, 2001, a net loss of $3,113,741 was incurred as compared to net loss for the year ended June 30, 2000 of $256,280. The net loss during fiscal 2001 was due to factors cited above, including cost overruns on certain projects, lower volume, lower gross margins, and increased interest expense.

Fiscal Year 2000 Compared to Fiscal Year 1999


     Revenues earned for the year ended June 30, 2000 were $33,230,195 as compared to $34,001,248 for the year ended June 30, 1999, a decrease of 2%, principally as a result of lower order volume at Atlas during fiscal 2000. The revenues earned at Westland, which was acquired by the Company on February 23, 2000, represented 4% of the total revenues earned by the Company in fiscal 2000. The order backlog as of June 30, 2000 was $13,500,000, down from the June 30, 1999 backlog of $16,000,000. The decline in backlog was mainly due to slower closings of new orders at Atlas.

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

     Gross profit for the year ended June 30, 2000 was $6,895,369, representing a 27% decrease from the $9,391,617 gross profit for the year ended June 30, 1999. Gross profit decreased during fiscal 2000 principally for the reasons cited above related to the increase in cost of revenues earned as a percentage of revenues. Westland's contribution to the Company's total gross profit was approximately 3.5% in fiscal 2000.

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

     Interest expense for the year ended June 30, 2000 was $1,307,732, up 57% from $835,619 for the year ended June 30, 1999. Higher interest costs during fiscal 2000 were due to higher financing requirements as a result of increased accounts receivables, inventories, and work-in-process for Atlas, higher interest rates and the indebtedness incurred by the Company for the purchase of Westland.

     For the year ended June 30, 2000, the income tax benefit was $363,000. This tax benefit differs from what it would have been under the statutory rate due primarily to research and experimentation (R&E) tax credits the Company has calculated.

     At June 30, 2000 the balance sheet included a deferred tax asset whose realization depends on generating future taxable income. This asset includes R&E credit carry forwards totaling approximately $844,000 that will begin to expire in 2012 and net operating loss carry forwards totaling approximately $1,074,000 that will begin to expire in 2020. Taking into consideration the historical results of operations of Atlas and Westland, the Company believes it is more likely than not that these carry forwards will be realized in the future. However, due to the past IRS audit with respect to the R&E tax credits and the costs the Company incurred in defending these credits, the R&E credit carry forwards for fiscal 2000 included a 50% reserve.

     For the year ended June 30, 2000, a net loss of $256,280 was incurred as compared to net income for the year ended June 30, 1999 of $974,290. The net loss during fiscal 2000 was due to factors cited above, including cost overruns on certain projects, lower volume, lower gross margins, and increased interest expense. These factors were partially offset by a decrease in SG&A expenses.


Liquidity and Capital Resources

     Management believes financing facilities currently in place, including a $1.0 million Atlas work-in-process "over-advance" facility being negotiated presently, along with anticipated cash available from operations, may be sufficient for general operations. On July 31, 2000, the Company was scheduled to repay approximately $417,000 (including interest) of the subordinated deferred indebtedness totaling, at the time, $1,108,352 due to the former owners of Atlas. This repayment was postponed, and a partial payment of $200,000 was made prior to December 31, 2000. The duration of the repayment was postponed until October 31, 2001. As a result of the postponements, cash was conserved for ongoing operations. In addition, the Company's bank has requested the postponement of the payment of the $417,000 until the Company's financial results improve.

     At June 30, 2001, the Company had (1) debt of $7,858,000 under the line of credit, and $3,300,000 of Industrial Revenue Bond obligations, payable over the 12 years remaining in their term, (2) deferred executive compensation obligations of $974,933 scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002, (3) five year term debt of $3,600,000, bearing interest at 125 basis points over the prime rate, incurred in February 2000 to purchase Westland, (4) five year subordinated term debt of $2,750,000, payable to the former owner of Westland and bearing a fixed interest rate of 9.25%, incurred in February 2000 to purchase Westland, and (5) other debt of $33,899. This total of $18,516,832 compares to a total combined long-term debt financing and line of credit balance of $22,961,403 as of June 30, 2000. The decrease in indebtedness at June 30, 2001 is principally due to paying down the line of credit.

     The Company believes that its short-term credit availability is adequate to support its business operation at current and near-term anticipated sales levels. This excludes the repayment of previously scheduled subordinated deferred indebtedness as noted above. Working capital deficit at June 30, 2001 was ($1,533,171) and the current ratio was .91 to 1, as compared to working capital of $14,816,624 and a current ratio of 2.8 to 1 for the Company at June 30, 2000.

     The Company's revolving credit agreement and term loan with a bank impose financial levels of tangible capital funds, specified leverage ratios (debt to equity), and fixed expense coverage. At June 30, 2001, the Company was not in compliance with the financial covenants specified in the agreements. On October 12, 2001, the Company obtained a letter agreement from the bank whereby the financial covenants were waived by the bank for the fiscal year ended June 30, 2001. Based on current projections for the year ending June 30, 2002, management believes operations will provide sufficient funds to enable the Company to meet the amended requirements.

     The Company's banking facilities are scheduled to mature in January 2002. The Company's bank indebtedness, which in prior periods was listed as long-term, has in the ordinary course of business been reclassified as short-term, which is defined as a liability which matures in twelve (12) months or less. The Company currently is in discussions with its lender concerning the renewal of its loan facilities. In the past, the facility renewal has been for approximately two years. Management believes a proposal from its lender for the renewal of its loan facilities will be forthcoming prior to their maturity. However, no assurance can be given that such renewal will be obtained or that alternative loan facilities will be made available to the Company by another lender under the tight credit markets currently prevailing. The Company does not currently have sufficient proceeds available to it from operations or otherwise to repay these existing loan facilities when due. The Company's inability to renew its revolving credit agreement could have a material adverse affect on Company operations.


Contingencies

     Atlas has accrued certain financial reserves for contingencies of bad debts, product warranty and health insurance run off costs.


Recent Accounting Standards

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101. "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's results of operation or its financial position.

In July 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). When adopted, EITF No. 00-10 requires that all amounts billed to customers in sale transactions related to shipping and handling be classified as revenue. In addition, EITF No. 00-10 requires that shipping and handling fees and costs in financial statements for prior periods presented for comparative purposes be reclassified. EITF No. 00-10 must be adopted prior to, or concurrent with, the adoption of SAB No. 101. The adoption of EITF No. 00-10 did not have a material impact on the Company's results of operation or its financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit.

The Company will be required to adopt SFAS Nos. 141 and 142 on July 1, 2002; however, early adoption as of July 1, 2001 is permitted. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. Management has not determined the impact the adoption of SFAS Nos. 141 and 142 will have on the Company's financial statements or when the Company will elect to adopt these statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of FAS 143 may have on our earnings and financial position.

Forward-Looking Statements

     Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to what management believes is a current softening of the domestic and foreign markets for automobiles and automotive parts resulting in reduced demand for the Atlas' automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation equipment noncompetitive or obsolete; the risk that Atlas may not succeed in its ongoing patent suit against Orchid; the risk that Westland's customers may be unwilling or unable to continue ordering control panels; the tightening of credit availability generally or under the Company's credit facility which may render the Company unable to access needed working capital; and general economic and business conditions, both nationally and in our markets, particularly in light of the events of September 11, 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Of the Company's indebtedness of $18,516,832 at June 30, 2001, obligations in the amount of $7.75 million were fixed rate or fixed rate based obligations and the balance of approximately $10.76 million, were variable rate obligations. Assuming an immediate 10% increase, as of September 30, 2001, in the interest rates on all of the Company's variable rate obligations, the impact to the Company in annualized interest payable would be approximately $100,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements of the Company as set forth on page F-1 herein. In early fiscal 2001, the Company sought to save additional operating costs, and the Company did not engage BDO Seidman to re-certify its audit reports for the fiscal years ended 1999 and 2000. As a result, while BDO Seidman certified its audits for the fiscal years ending 1999 and 2000 in October 2000 when the Company's 10-K was filed for fiscal 2000, the figures for fiscal 1999 and 2000 as presented herein have not been recertified by BDO Seidman.

The Company and BDO Seidman could not reach agreement on appropriate compensation for BDO Seidman to re-certify its audit report dated September 12, 2000, except for Note 5 which is as of October 13, 2000. Accordingly, BDO Seidman has not been engaged to re-certify this report. Therefore, it has not conducted a "keep current" review of the Company's operations or financial condition, has not reviewed this annual report or Form 10-K or the financial statements included herein and has not re-issued its audit report dated September 12, 2000, except for Note 5 which is as of October 13, 2000. The Company hereby incorporates by reference from its annual report on Form 10-K for the year ended June 30, 2000, the following: consolidated balance sheets of the Company at June 30, 1999 and 2000; consolidated statements of operations for each of the years in the three year period ended June 30, 2000; consolidated statements of cash flows for each of the years in the three year period ended June 30, 2000; and the report of BDO Seidman dated September 12, 2000, except for Note 5 which is as October 13, 2000, issued in connection with the foregoing, which financial statements and report are set forth in Exhibit 99.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As pereviously reported in the Company's Form 8-K filed on July 31, 2001, the Company, in a cost-saving move, dismissed its former auditors. As disclosed in the Form 8-K, there were no disagreements with the former accountants on accounting matters or financial disclosure.


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

                                                   Director
     Director                             Age        Since    Current Position
     --------                             ---        -----    ----------------
     Class I Directors
     Alan I. Goldman..................    64         1993     Director
     Jesse A. Levine..................    34         1993     Director, Chief Financial Officer,
                                                              Vice President, Secretary and Treasurer
     Class II Director
     Michael D. Austin................    50         1999     Director, President of the Company's Atlas
                                                              Technologies, Inc. subsidiary and Vice
                                                              President of Strategic Planning and Marketing
                                                              of the Company
     Class III Directors
     Samuel N. Seidman................    67         1993     Director, Chairman of the Board, President and
                                                              Chief Executive Officer
     Alan H. Foster...................    76         1993     Director

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

Class I Directors

     Alan I. Goldman has been a Director of the Company since its inception. Since 1985, Mr. Goldman has been self-employed as an investment banker and management consultant, specializing in mergers and acquisitions, private placements and business and organization consulting. Since 1999, Mr. Goldman has also served as Chairman of the Board, Chief Financial Officer and Treasurer of SGAinteractive, Inc., a privately held Internet training and communications company. From 1975 to 1985, Mr. Goldman was Senior Vice President, Finance and Chief Financial Officer of Management Assistance, Inc., a multi-national computer manufacturing, marketing and maintenance company and a purchaser and user of productions systems and components. From 1970 to 1974, Mr. Goldman was Vice President, Finance, Treasurer and Chief Financial Officer of Interway Corporation, an international company engaged in trailer and container leasing and fleet management. Mr. Goldman was also a director of Substance Abuse Technology, Inc. at the time it filed a Chapter 11 bankruptcy petition in 1997. Mr. Goldman earned a B.A. degree from Cornell University and an M.B.A. degree from New York University.

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

Class II Director

     Michael D. Austin is currently the President of the Company's Atlas Technologies, Inc. subsidiary and Vice President of Strategic Planning and Marketing of the Company. From 1998 to 2000, Mr. Austin held the position of CEO and President of Atlas Technologies, Inc. From 1996 to 1998, Mr. Austin held the position of President of Atlas Technologies, Inc., and was primarily responsible for directing the marketing and sales activities of the company for determining the overall product directions, managing product research and development, and managing the application engineering department. From 1977 to 1996, Mr. Austin held various other management positions at Atlas Technologies, Inc., including Vice President of Operations, Vice President of Sales and Marketing, Sales Manager, and Controls Manager. From 1973 to 1977, Mr. Austin held various controls engineering and management positions at Fluid & Electric Control Co., including Chief Engineer. Mr. Austin serves on the board of directors or board of advisors of the Society of Manufacturing Engineers, the Flint-Genesee Economic Growth Alliance, the Genesee Area Focus Council, the Manufacturers Innovation Council, Kettering University, Baker College and Mott Community College. Mr. Austin holds U.S. and foreign patents for certain apparatus and methods for forming workpieces.

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

     Alan H. Foster has been a Director of the Company since its inception. From 1986, until September 2001 he served as an Adjunct Professor of Finance and Corporate Strategy at the University of Michigan. Since 1978, Mr. Foster has been the principal of A.H. Foster & Company, a consulting firm, which serves as a consultant in corporate finance to foreign governments, and domestic and international clients. Currently, Mr. Foster is a director of Code-Alarm, Inc., a manufacturer of automobile security systems. For the last 12 years, Mr. Foster has served numerous times as a court-appointed trustee in bankruptcy for both Chapter 7 and Chapter 11 cases. He was employed by the American Motors Corporation from 1963 to 1978, where he first served as Director, Financial Planning and Analysis and then as Vice President and Treasurer for the last ten of those years. From 1953 to 1963, Mr. Foster worked at Sylvania Electric Products in various capacities, including Manager, Corporate Planning and Control. Mr. Foster is the author of Practical Business Management, published in 1962. Mr. Foster earned a B.S.B.A. degree from Boston College and an M.B.A. degree from Harvard Business School.

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


       Executive Officers                    Current Position
       ------------------                    ----------------
          Samuel N. Seidman...............   Chairman of the Board, President and Chief Executive Officer
          Jesse A. Levine.................   Chief Financial Officer, Vice President, Secretary
                                             and Treasurer
          James A. Kolinski...............   Vice President, Operations of the Company and
                                             Chief Executive Officer of Atlas Technologies,
                                             Inc.
          Michael D. Austin...............   Vice President of Strategic Planning and Marketing
                                             of the Company and President of Atlas
                                             Technologies, Inc.
          Robert J.Cuccaro................   Vice President, Corporate Controller of the
                                             Company and President of Westland Control Systems,
                                             Inc.

     See "Directors" in this Item 10 for a description of the business experience during at least the past five years of Messrs. Seidman, Levine and Austin.

     Robert J. Cuccaro, 46 years of age, joined the company on May 26, 2000 as Vice President, Corporate Controller. In January 2001, Mr. Cuccaro was promoted to President of Westland Control Systems, Inc. From 1998 to 2000, Mr. Cuccaro held positions of General Manager and Controller for the Ring Group and Karmazin Products Corporation and was responsible for directing sales, human resources, production control, accounting and finance. From 1996 to 1998, Mr. Cuccaro held the position of Chief Financial Officer/Division Controller for Stewart Connectors Division, Inc. a subsidiary of Insilco Corporation. From 1994 to 1996, Mr. Cuccaro held various positions including Plant Controller and Corporate Controller with Clark Material Handling Corporation, a subsidiary of Terex Corporation. Previously, from 1982 to 1994, Mr. Cuccaro held various financial positions at UNISYS Corporation including Controller and Sales Director. Mr. Cuccaro has extensive international, manufacturing, financial reporting and systems experience. Mr. Cuccaro earned his B.S. degree from Rutgers University and attended graduate studies classes at Fairleigh Dickinson University in New Jersey.

     James A. Kolinski, 60 years of age, was hired by the Company on October 16, 2000, as Vice President - Operations. In November 2000, Mr. Kolinski was promoted to CEO of Atlas Technologies, Inc. in addition to being the Vice President - Operations for the Company. Mr. Kolinski had been Chief Executive Officer and President of HPM Corporation, a $110 million manufacturer of equipment for plastic injection molding, metal extrusion and metal die-casting applications. Previously, for 6 years, Mr. Kolinski was President and Chief Operating Officer at Grove Worldwide LLC, a leading manufacturer of aerial work platforms with operations in the United States, United Kingdom, and France. Mr. Kolinski assisted in the development of Grove's strategic plan, which resulted in sales growth from $56 million to $205 million per annum. Mr. Kolinski had full Profit and Loss Statement responsibility at HPM, Grove, and previously as President and Director of Simon Aerials, a $55 million subsidiary of a $1 billion dollar per annum parent company, and before that with AAR Corporation, a $25 million per annum producer of powered industrial sweepers and scrubbers, and material handling equipment. Mr. Kolinski's employment arrangements provide incentives for Mr. Kolinski if the Company reaches certain higher levels of sales, sales growth, and earnings targets.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain of its officers and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the fiscal year ended June 30, 2001, each of its officers, directors and 10% stockholders complied with the Section 16(a) reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation and Arrangements

     During fiscal 2001, the Company's non-employee directors, Alan I. Goldman and Alan H. Foster, each received $15,000 per annum, payable quarterly. All non-employee directors other than the Chairman are entitled to receive payment of $1,000 per day, as determined by the Chairman, for actual days spent by them providing consulting services to the Company or performing other special services for the benefit of the Company.

Executive Officer Compensation

     The following table shows all compensation paid by the Company for the fiscal years ended June 30, 1999, 2000 and 2001 to (1) the person who has served as the chief executive officer of the Company at all times since the beginning of fiscal 2001 (Samuel N. Seidman), and (2) the only executive officer of the Company, other than the chief executive officer, who served as an executive officer at any time during fiscal 2001 and whose income exceeded $100,000 (Michael D. Austin) (collectively, the "Named Executive Officers").

                          Summary Compensation Table

                                                    Annual Compensation            Long Term Compensation
                                                    -------------------            ----------------------
Name and                   Fiscal Year                                           Restricted              Securities
Principal Position         ended June 30,       Salary ($)        Bonus ($)    Stock Awards(#)      Underlying Options (#)
---------------------      -------------        ----------        ---------    ---------------      ---------------------
Samuel N. Seidman          2001                 120,000              ---               ---                      ---
                           2000                  78,750              ---               ---                      ---
                           1999                  65,000              ---               ---                      ---

Michael D. Austin          2001                 203,770              ---               ---                      ---
                           2000                 203,770              ---               ---                      ---
                           1999                 201,179              ---               ---                      ---
James A. Kolinski (1)      2001                 170,000             ---               ---                      ---
                           2000                     ---              ---               ---                      ---
                           1999                     ---              ---               ---                      ---

_______________

(1) Mr. Kolinski was not an executive officer during fiscal 2001, but would have qualified for inclusion as one of the Company's four most highly-compensated executive officers had he served as an executive officer during such fiscal year.

     Option Awards and Values. No options or stock appreciation rights were awarded to any of the Named Executive Officers in fiscal 2001. The following table sets forth information concerning the aggregate number and values of options held by the Named Executive Officers as of June 30, 2001. None of the Named Executive Officers holds stock appreciation rights and none of such persons exercised any options in fiscal 2001.


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

     Compensation Committee Interlocks and Insider Participation

     The full Board of Directors of the Company serves as the Company's Compensation Committee. There have not been since the beginning of fiscal 2001 any interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any person who has served on the Company's Board of Directors since that time. See Item 13 for a description of certain transactions and relationships of the Company with directors of the Company since the beginning of fiscal 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and accompanying footnotes set forth certain information as of September 30, 2001 with respect to the stock ownership of (1) each stockholder known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and nominee of the Company, (3) the Company's Chief Executive Officer, and (4) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Shares of Common Stock issuable upon exercise of options which are currently exercisable or exercisable within 60 days of the date of this report have been included in the following table. See Item 11 for additional information regarding the stock options granted to the indicated persons. The business address of the persons listed below is Productivity Technologies Corp., 201 South Main Street, 8th Floor, Ann Arbor, Michigan 48104.

          Name of Beneficial              Number of Shares           Percentage of Shares
          Owner                           Beneficially Owned         Beneficially Owned
          Michael D. Austin                312,600                   12.6
          Samuel N. Seidman                285,083 (1)               10.8 (3)
          Ronald Prime                     153,000 (4)                6.2
          Jesse A. Levine                  149,583 (1)(2)             5.8
          Alan I. Goldman                   48,250 (1)                1.9
          Alan H. Foster                    43,250 (1)                1.7
          All directors and
          executive officers as
          a group (4)                      813,666 (4)               32.9

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

(4) Includes shares of Common Stock issuable upon immediately exercisable warrants and options to Mr. Seidman, Mr. Levine, Mr. Foster and Mr. Goldman, as disclosed in note 1. Mr. Prime's shares are not included in the total as he is not a director or officer of the Company. Excludes 2,500 shares, which shall be beneficially owned by Mr. Cuccaro on November 26, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Seidman & Co., Inc., an affiliate of the Company, makes available to the Company office space, as well as certain office, administrative and secretarial services as may be required by the Company. The Company paid Seidman & Co., Inc. approximately $53,000 in the fiscal year ended June 30, 2001 for such services. Samuel N. Seidman, a director and the Chairman, President and Chief Executive Officer of the Company, is President of Seidman & Co., Inc., and Jesse A. Levine, a director, Chief Financial Officer, Vice President, Secretary and Treasurer of the Company, is Senior Vice President of Seidman & Co., Inc. See
Item 11 for a description of the employment agreement entered into between the Company and Michael D. Austin, the President of Atlas Technologies, Inc.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements as listed on page F-1.
     2.  Financial Statement Schedules as listed on page F-1.
     3.  Exhibits as listed on the Exhibit Index.

(b)  Reports on Form 8-K.

       On June 18, 2001, the Company filed a Form 8-K regarding the extension of the expiration date of the Company's Warrants.

       Also, on July 31, 2001, the Company filed a Form 8-K regarding its change of auditors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned herewith duly authorized.


October 15, 2001              PRODUCTIVITY TECHNOLOGIES CORP.

                                   By:  /s/  Samuel N. Seidman
                                        ----------------------
                                             Samuel N. Seidman
                                             Chairman, Chief Executive Officer
                                             and President


     Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/  Samuel N. Seidman                 Chairman, Chief Executive Officer,         October 15, 2001
----------------------                 President and Director (Principal
Samuel N. Seidman                      Executive Officer)

/s/  Michael D. Austin                 Director                                   October 15, 2001
----------------------
Michael D. Austin

/s/  Jesse A. Levine                   Vice President, Secretary, Treasurer       October 15, 2001
--------------------                   and Director and Chief Financial
Jesse A. Levine                        Officer (Principal Financial Officer)


/s/ Robert J. Cuccaro                  Vice President, Corporate Controller       October 15, 2001
---------------------                  (Principal Accounting Officer)
Robert J. Cuccaro

/s/ Alan H. Foster                     Director                                   October 15, 2001
------------------
Alan H. Foster
-------------

/s/  Alan I. Goldman                   Director                                   October 15, 2001
--------------------
Alan I. Goldman

                                 EXHIBIT INDEX

Exhibit No.       Description
----------        -----------

 3.1      Certificate of Incorporation (1)
 3.2      Amendment to Certificate of Incorporation filed May 28, 1996 (2)
 3.3      By-laws (1)
 4.1      Form of Common Stock Certificate of the Company (1)
 4.2      Form of Warrant Certificate of the Company (1)
 4.3      Unit Purchase Option between GKN Securities Corp. and the Company (1)
 4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)
10.1 Employment Agreement dated as of May 23, 1996 between Atlas Technologies, Inc. and Michael D. Austin (3)
10.2 Bonus Restructuring Agreement dated June 30, 1998 between Atlas Technologies, Inc. and Messrs. Michael D. Austin and Ronald Prime (4)
10.3      1996 Performance Equity Plan of the Company (3)
10.4 Asset Purchase Agreement dated as of February 23, 2000 among WCS Acquisition Corp., Productivity Technologies Corp., Westland Control Systems, Inc. and Thomas G. Lee (5)
16.1      Letter regarding change in certifying accountant (6)
99.1 Consolidated balance sheets of the Company at June 30, 1999 and 2000; consolidated statements of operations for each of the years in the three year period ended June 30, 2000; consolidated statements of cash flows for each of the years in the three year period ended June 30, 2000; and the report of BDO Seidman dated September 12, 2000, except for Note 5 which is as of October 13, 2000, issued in connection with the foregoing, all as filed in the Company's annual report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference. (7)
_____________________________
(1) Filed as an exhibit to Registration Statement on Form S-1, No. 33-78188, and incorporated herein by reference.

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

(6) Filed as an exhibit to Report on Form 8-K dated July 31, 2001 and incorporated herein by reference.

(7)  Filed herewith.

                        PRODUCTIVITY TECHNOLOGIES CORP.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

                                C O N T E N T S
                                - - - - - - - -


                                                                     Page
                                                                     ----


CONSOLIDATED FINANCIAL STATEMENTS


  Report of independent certified public accountants                 F-1


  Consolidated balance sheet                                         F-2


  Consolidated statement of operations                               F-3


  Consolidated statement of shareholders' equity                     F-4


  Consolidated statement of cash flows                               F-5


  Notes to consolidated financial statements                         F-6 to F-21

              Report of Independent Certified Public Accountants
              --------------------------------------------------


To the Board of Directors and Shareholders of Productivity Technologies Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Productivity Technologies Corp. and Subsidiaries (the "Company") as of June 30, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Productivity Technologies Corp. and Subsidiaries as of June 30, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



                                    DOEREN MAYHEW

August 24, 2001
Troy, Michigan

                        PRODUCTIVITY TECHNOLOGIES CORP.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2001

                                    ASSETS


Current Assets
   Cash                                                             $    766,052
   Short-term investments, including accrued interest                    243,136
   Contract receivables, net of allowance for doubtful
      accounts of $340,000 (note 3)                                    5,533,773
   Costs and estimated earnings in excess of
      billings on uncompleted contracts (note 4)                       7,172,626
   Inventories                                                         1,463,559
   Prepaid expenses and other current assets                             356,102
   Deferred income taxes (note 8)                                        287,000
                                                                    ------------
          Total current assets                                        15,822,248

Property and Equipment
   Land                                                                  591,514
   Buildings and improvements                                          4,911,665
   Machinery and equipment                                             4,444,679
   Transportation equipment                                               21,000
                                                                    ------------

                                                                       9,968,858
   Less accumulated depreciation                                       2,738,043
                                                                    ------------

          Net property and equipment                                   7,230,815

Other Assets
   Goodwill, net of accumulated amortization
      of $883,459 (note 2)                                             6,521,888
   Patent, net of accumulated amortization of $63,141 (note 2)           686,859
   Deferred income taxes (note 8)                                      1,051,000
   Other assets                                                          444,512
                                                                    ------------

          Total other assets                                           8,704,259
                                                                    ------------

          Total assets (note 5)                                     $ 31,757,322
                                                                    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
   Current portion of long-term debt (note 5)                      $  9,831,899
   Accounts payable                                                   4,973,710
   Accrued expenses
      Commissions payable                                               248,000
      Warranty reserve                                                  315,000
      Royalties payable                                                 265,398
      Payroll and related withholdings                                  173,501
      Interest                                                          414,535
      Other                                                             251,393
   Billings in excess of costs and estimated earnings
      on uncompleted contracts (note 4)                                 251,701
   Current maturities of executive deferred compensation
      agreements (note 11)                                              630,282
                                                                   ------------

          Total current liabilities                                  17,355,419


Long-Term Debt, Less Current Maturities (note 5)                      7,710,000


Executive Deferred Compensation Agreements, Less Current
 Maturities (note 11)                                                   344,651


Shareholders' Equity (notes 6 and 7)
   Common stock; $.001 par value, 20,000,000 shares authorized;
      2,475,000 shares issued and outstanding                             2,475
   Additional paid-in capital                                         9,966,408
   Deficit                                                           (3,621,631)
                                                                   ------------

          Total shareholders' equity                                  6,347,252
                                                                   ------------

          Total liabilities and shareholders' equity               $ 31,757,322
                                                                   ============

          See accompanying notes to consolidated financial statements

                        PRODUCTIVITY TECHNOLOGIES CORP.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                           YEAR ENDED JUNE 30, 2001


Revenues Earned                                                    $ 27,992,387

Cost of Revenues Earned                                              22,154,991
                                                                   ------------
Gross Profit                                                          5,837,396

Selling, General and Administrative
   Expenses                                                           8,004,219
                                                                   ------------

Loss From Operations                                                 (2,166,823)

Other Income (Expenses)
   Interest expense                                                  (1,605,164)
   Interest income                                                       53,705
   Miscellaneous income                                                  32,541
                                                                   ------------

          Total other income (expenses)                              (1,518,918)
                                                                   ------------

Loss Before Income Taxes (Benefit)                                   (3,685,741)

Income Taxes (Benefit) (note 8)                                        (572,000)
                                                                   ------------

Net Loss                                                           $ (3,113,741)
                                                                   ============

Basic Loss Per Share (note 1)                                      $      (1.26)
                                                                   ============

Diluted Loss Per Share (note 1)                                    $      (1.26)
                                                                   ============


          See accompanying notes to consolidated financial statements

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2001


                               Common                        Common        Additional
                               Stock          Common        Stock to        Paid-in
                               Shares          Stock        be Issued       Capital         Deficit           Total
                           -------------    ----------    -------------  --------------  -------------     -----------
Balance - June 30, 2000      2,475,000         2,475               --       9,966,408        (507,890)       9,460,993

Net Loss                            --            --               --              --      (3,113,741)      (3,113,741)
                           -----------      --------      -----------     -----------     -----------      -----------
Balance - June 30, 2001      2,475,000         2,475               --     $ 9,966,408     $(3,621,631)     $ 6,347,252
                           ===========      ========      ===========     ===========     ===========      ===========

          See accompanying notes to consolidated financial statements

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEAR ENDED JUNE 30, 2001

Cash Flows From Operating Activities:
   Net loss                                                                         $  (3,113,741)
      Adjustments to reconcile net earnings (loss) to net cash provided from (used in) operating activities:
          Depreciation                                                                    664,849
          Amortization                                                                    387,011
          Provisions for losses on contract receivables                                   237,500
          Inventory net realizable value reserve                                           50,000
          Deferred income taxes                                                          (572,000)
          Changes in assets and liabilities:
              Decrease in contract receivables                                          4,159,640
              Decrease in inventories, prepaid expenses
                 and other current assets                                                 317,369
              Decrease in costs and estimated earnings in excess of
                 billings on uncompleted contracts - net                                2,776,873
              Decrease in accounts payable and accrued expenses                          (248,435)
                                                                                    -------------
                      Total adjustments                                                 7,772,807
                                                                                    -------------
          Net cash provided from operating activities                                   4,659,066

Cash Flows From Investing Activities:
   Purchase of property and equipment                                                    (187,386)
   Proceeds from sale of short-term investments                                            66,949
                                                                                    -------------

          Net cash provided used in investing activities                                 (120,437)

Cash Flows From Financing Activities:
   Net borrowings (payments) on revolving credit agreement                             (3,880,148)
   Payments on long-term debt                                                            (431,004)
                                                                                    -------------

          Net cash used in financing activities                                        (4,311,152)
                                                                                    -------------

Net Increase in Cash                                                                      227,477

Cash - July 1, 2000                                                                       538,575
                                                                                    -------------

Cash - June 30, 2001                                                                $     766,052
                                                                                    =============

                      Supplemental Disclosure of Cash Flow Information
                      ------------------------------------------------

Cash paid during the year for interest                                              $   1,624,558
                                                                                    =============
Cash paid during the year for income taxes                                          $          --
                                                                                    =============

          See accompanying notes to consolidated financial statements

                        PRODUCTIVITY TECHNOLOGIES CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


Note 1 - Nature of Business and Significant Accounting Policies

       Nature of Business
       ------------------

       The Company is a manufacturer of automated industrial systems, machinery, equipment, electrical components and engineering services. It operates with three manufacturing plants, sales and engineering offices. Two of the manufacturing plants are located in Fenton, Michigan and the third plant is located in Westland, Michigan.

       Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotive-related customers have accounted for the majority of total annual sales. Sales are predominantly in the United States but, in recent years, the Company has targeted sales efforts in Canada, Mexico, Europe and Asia. Export sales during the year ended June 30, 2001, amounted to approximately 33%, of annual sales.

       Principles of Consolidation
       ---------------------------

       The accompanying consolidated financial statements include the accounts of PTC and its wholly-owned subsidiaries, Atlas and Westland (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

       Short-term Investments
       ----------------------

       Short-term investments, representing U.S. Treasury Bills with maturities of twelve months or less, are carried at cost, which approximates market value.

       Estimates
       ---------

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Concentrations of Credit Risk
       -----------------------------

       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and contract receivables. At times, the amount of cash on deposit in banks may be in excess of the respective financial institutions FDIC insurance limit. The Company attempts to minimize its credit risk by reviewing all customers' credit histories before extending credit and by monitoring customers' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on contract receivables, if necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company's inability to collect on its contract receivables could have a material adverse effect on the Company's operations.

       Fair Values of Financial Instruments
       ------------------------------------

       The carrying amounts of the Company's cash, short-term investments, contract receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these items. The carrying amounts of the revolving credit agreement and long-term debt pursuant to the Company's bank credit agreements approximate fair value because the interest rates on the majority of the loans outstanding change with market rates.

       Revenue and Cost Recognition
       ----------------------------

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

       ----------------------------

       The amount of earnings which the Company will ultimately realize would differ in the near term from the amounts estimated in the accompanying consolidated financial statements if total actual costs upon completion of a contract are either higher or lower than the amount estimated.

       Inventories
       -----------

       Inventories are stated at the lower of cost (first-in, first-out) or market and include mainly raw materials and spare parts.

       Property and Equipment
       ----------------------

       Property and equipment are stated at cost. Depreciation is computed on the straight-line and accelerated methods, generally using the following estimated useful lives:

         Building and improvements                           20 - 40 years
         Machinery and equipment                              3 - 10 years
         Transportation equipment                             2 - 5 years

       Intangible Assets
       -----------------

       Goodwill, representing the excess of cost over the fair value of net assets acquired in the acquisitions of Atlas and Westland, is being amortized over twenty-five years and twenty years, respectively, using the straight-line method. The patent is amortized over its estimated useful life of approximately seventeen years using the straight-line method.

       Warranty
       --------

       The Company warrants under certain circumstances that its products meet certain agreed-upon manufacturing and material specifications. The Company records a warranty liability based on anticipated future claims.

       Health Insurance
       ----------------

       The Company was self-insured for certain losses relating to employee medical benefits. The Company discontinued its self-insured plan for the majority of health benefits during the year ended June 30, 2001 and now uses a third party insurer.

       Income Taxes
       ------------

       Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

       Loss Per Share
       --------------

       Loss per share reflected in the consolidated statement of operations are presented in accordance with SFAS No. 128, "Earnings per Share". The following presents the loss per share calculations:

         Numerator for basic and diluted earnings per share
           Net loss                                              $(3,113,741)

         Denominator for basic and diluted earnings per share
           Weighted average shares outstanding                     2,475,000

       Options to purchase shares of common stock were outstanding (see Notes 6 and 7), but were not included in the computation of diluted earnings per share because there was a net loss in fiscal 2001; therefore any additional shares would be antidilutive.

       Long-Lived Assets
       -----------------

       Long-lived assets, such as goodwill, patent and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

       Recent Accounting Pronouncements
       --------------------------------

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's results of operations or its financial position.

       In July 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). When adopted, EITF No. 00-10 requires that all amounts billed to customers in sale transactions related to shipping and handling be classified as revenue. In addition, EITF No. 00-10 requires that shipping and handling fees and costs in financial statements for prior periods presented for comparative purposes be reclassified. EITF No. 00-10 must be adopted prior to, or concurrent with, the adoption of SAB No. 101. The adoption of EITF No. 00-10 did not have a material impact on the Company's results of operations or its financial position.

       In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit.

       The Company will be required to adopt SFAS Nos. 141 and 142 on June 1, 2002, however, early adoption as of July 1, 2001 is permitted. Management has not determined the impact the adoption of SFAS Nos. 141 and 142 will have on the Company's consolidated financial statements or when the Company will elect to adopt these statements.

       --------------------------------

       In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143, is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of SFAS No. 143 may have on our earnings and financial position.


Note 2 - Acquisitions

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

       The purchase price was allocated as follows:

         Working capital                                            $1,200,000
         Equipment                                                     110,000
         Patent                                                        750,000
         Goodwill                                                    4,580,621
                                                                    ----------

               Total purchase price                                 $6,640,621
                                                                    ==========

Note 3 - Contract Receivables

       The contract receivables consist of the following:

         Billed
           Completed contracts                                     $ 2,502,770
           Uncompleted contracts                                     3,371,003
                                                                   -----------

                   Total contract receivables                        5,873,773

         Less allowance for doubtful accounts                         (340,000)
                                                                   -----------

                   Total                                           $ 5,533,773
                                                                   ===========


Note 4 - Costs and Estimated Earnings on Uncompleted Contracts

       Costs incurred on uncompleted contracts                     $28,888,443

       Estimated earnings on uncompleted contracts                  10,168,707
                                                                   -----------

               Total costs and estimated earnings incurred
                 on uncompleted contracts                           39,057,150

       Less billings to date                                        32,136,225
                                                                   -----------

               Total                                               $ 6,920,925
                                                                   ===========

       Included in the accompanying consolidated balance sheet under the following captions:

       Costs and estimated earnings in excess of
           billings on uncompleted contracts                       $ 7,172,626

       Billings in excess of costs and estimated
           earnings on uncompleted contracts                          (251,701)
                                                                   -----------

               Total                                               $ 6,920,925
                                                                   ===========

Note 5 - Notes Payable and Long-Term Debt

       $16,000,000 revolving credit agreement with a
         bank. The amount that may be borrowed under
         this agreement is limited to specified
         percentages of contract receivables, work-in
         process and property and equipment of Atlas.
         The approximate amount available under the
         credit agreement at June 30, 2001 is
         $2,300,000. The revolving credit agreement
         provides for outstanding borrowings to bear
         interest at a rate equal to (a) the bank's
         prime rate (which was 6.75% at June 30,
         2001) less 1/4%, or (b) the 30, 60, or 90
         day LIBOR rate plus 230 basis points, at the
         Company's option. No principal payments on
         outstanding borrowings are due until January
         31, 2002, at which time the entire balance
         is due. Borrowings under this agreement are
         secured by substantially all assets of Atlas               $ 7,858,000

       First mortgage note payable (1)                                3,300,000
                                                                    -----------

               Total - this page                                     11,158,000

                 Total - from previous page                                         $11,158,000

     $3,600,000 term loan with a bank used for the purchase of
        Westland. The agreement provides for outstanding borrowings to bear interest at a rate equal to the bank's prime rate (which was 6.75% at June 30, 2001) plus 1 1/4% payable monthly.
        Minimum principal payments on the outstanding borrowings are due as follows: February 2002 - $540,000; February 2003 - $900,000;
        February 2004 - $900,000; and February 2005 - $1,260,000.
        Borrowings under this agreement are secured by substantially all
        assets of the Company                                                         3,600,000

     Term loans with the former owner of Westland. The agreements provide for outstanding borrowings to bear interest at a rate of
        9.25%. Principal payments will be made in five equal
        installments beginning in February 2001                                       2,750,000

     Other                                                                                33,899
                                                                                   -------------

                 Total                                                                17,541,899

     Less current portion of long-term debt                                            9,831,899
                                                                                   -------------

                 Total debt reflected as long-term                                 $   7,710,000
                                                                                   =============

      (1) In January 1997, the Company borrowed $4,500,000 in connection with variable rate industrial revenue bonds issued by The Economic Development Corporation of the County of Genesee. The note is payable in amounts of $400,000 per year for fiscal years 2000-2001 and then $300,000 per year through fiscal 2012. Interest is payable quarterly and is set weekly by the remarketing agent at a level which allows the bonds to be sold at par. The interest rate at June 30, 2001 was approximately 4%. To enhance the marketability of the bonds and guarantee payment of the bonds on the Company's behalf, a bank has issued its Letter of Credit through December 2001, whereby a fee of 1% is charged annually. Also, the bonds are secured by a first mortgage note secured by substantially all assets of the Company.

      The amounts of long-term debt coming due during the five years ending June 30, 2006 and thereafter are as follows:

        2002                                                      $9,831,899
        2003                                                       1,750,000
        2004                                                       1,750,000
        2005                                                       2,110,000
        2006                                                         300,000
        Thereafter                                                 1,800,000

      The Company's revolving credit agreement and term loan with a bank impose financial levels of tangible capital funds, specified leverage ratios (debt to equity), and fixed expense coverage. At June 30, 2001, the Company was not in compliance with the financial covenants specified in the agreements. On October 12, 2001, the Company obtained a waiver from the bank waiving its acceleration rights as a result of the Company's noncompliance. Accordingly, amounts payable under the revolving credit agreement and term loan are classified as long-term in the accompanying consolidated balance sheet.

      The Company's revolving credit agreement expires on January 31, 2002. Should the Company not be able to renew its revolving credit agreement or find a suitable replacement credit agreement, non-renewal could have a material adverse affect on the Company's operations.

Note 6  -  Shareholders' Equity

      On July 5, 1994, PTC consummated its Offering of 1,700,000 units ("Units"). (425,000 shares had been previously issued for $25,000). Each Unit consisted of one share of PTC's common stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from PTC one share of common stock at an exercise price of $5.00 during the period commencing May 24, 1996, and ending December 31, 2001. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice at any time, only in the event that the last sale price of the common stock is at least $8.50 per share for 20 consecutive trading days ending on the third day prior to date on which notice of redemption is given.

      PTC also issued 300,000 warrants to certain investors, which are identical to the Warrants discussed above. No Warrants have been exercised or granted subsequent to May 23, 1996.

      At June 30, 2001, 3,700,000 shares of common stock were reserved for the issuance upon exercise of the warrants described above.

      The Company is authorized to issue 1,000,000 shares of preferred stock ($.001 par value) with such designations, voting and other rights and preferences as may be determined from time-to-time by the Board of Directors. No preferred stock has been issued by the Company.

      [Effective as of the close of business on May 4, 2001, the Company's
       ===================================================================
      Common Stock was delisted] for trading on the NASDAQ SmallCap Market.
      =========================
      [Trading in the Company's Common Stock, Warrants and Units is now
      =================================================================
      conducted in the over-the-counter markets on the NASD Electronic Bulletin
      =========================================================================
      Board].  The OTC Bulletin Board is an inter-dealer automated quotation
      =====
      system sponsored and operated by the NASD for equity securities not included in the NASDAQ Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. [The
                                                                           ===
      delisting could have a material adverse effect upon the Company in a
      ====================================================================
      number of ways, including its ability to raise additional capital.  In
      ======================================================================
      addition, the absence of a trading system may adversely affect the
      ==================================================================
      ability of broker-dealers to sell the Company's Common Stock, and
      =================================================================
      consequently may limit the public market for such Stock and have a
      ==================================================================
      negative effect upon its trading price.  There can be no assurance that
      =======================================================================
      the Company's Common Stock will be relisted on the NASDAQ National Market
      =========================================================================
      at any future date or that such stock will be listed or traded on any
      =====================================================================
      market or trading system.]
      ========================

Note 7 - Employee Benefit Plans

      The Company has a 401(k) plan covering substantially all employees. The plan allows for eligible employees to defer a portion of their salary. In addition, discretionary contributions may be made by the Company. The Company made no contributions for the year ended June 30, 2001.

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

      A summary of the status of the Company's stock options is as follows:

                                                                                                            Weighted
                                                                                                             Average
                                                                                                            Exercise
                                                                                                Shares        Price
                                                                                              -----------  -----------
         Outstanding and exercisable at July 1, 2000                                              289,167        $3.00
         Granted                                                                                        -            -
         Expired                                                                                        -            -
         Exercised                                                                                      -            -
                                                                                              -----------  -----------

         Outstanding and exercisable at June 30, 2001                                             289,167        $3.00
                                                                                              ===========  ===========

       The following summarizes information regarding stock options outstanding and exercisable at June 30, 2001:

                                                                                               Weighted Average
                                                                                ---------------------------------------
                                                              Options
                                                            Outstanding            Remaining
                                Range of                        and               Contractual              Exercisable
                                Exercise Prices             Exercisable              Life                     Price
                               ---------------------------------------------------------------------------------------
                                $ 1.375 - $ 5.00              289,167               2 years                   $3.00

Note 8  -  Income Taxes

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

       Significant components of the Company's deferred tax assets and (liabilities) are as follows:

         Current
           Warranty accrual                                      $  107,100
           Inventory net realizable value reserve                    51,000
           Other                                                    128,900
                                                                 ----------

               Net current deferred tax asset                    $  287,000
                                                                 ==========

         Non-Current
           Depreciation and basis of assets                      $ (700,000)
           Research credit carryforward - net                       168,400
           Net operating loss carryforwards                       1,915,000
           Executive deferred compensation agreement                302,800
           Other                                                     10,800
           Valuation allowance                                     (646,000)
                                                                 ----------

               Net non-current deferred tax asset                $1,051,000
                                                                 ==========

       The significant component of income tax benefit is as follows:

         Federal
           Deferred                                               $ (572,000)
                                                                  ==========

       The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense benefit is as follows:

         Tax expense benefit at statutory rate                    $(1,253,00)
         Goodwill amortization and other
           non-deductible items                                      699,000
         Other - net                                                 (18,000)
                                                                  ----------

               Total income tax benefit                           $ (572,000)
                                                                  ==========

       The Company has tax research credit carryforwards totaling approximately $990,000 that will begin to expire in 2012. Based on management's estimates, these credit carryforwards have been reduced by 50% for financial statement purposes to reflect their estimated future value.

       In addition, the Company has net operating loss carryforwards totaling approximately $5,600,000 that will begin to expire in 2020.

Note 9  -  Operating Lease Commitments

       The Company entered into a new building leasing agreement in April 2001 with the term beginning July 2001 and ending June 2007 for its Westland subsidiary. Rent expense for the year ended June 30, 2001, totaled $215,980. Minimum rental payments under this noncancelable lease, which contains a five year renewal option, at June 30, 2001, are as follows:

         2002                                    $   196,961
         2003                                        214,867
         2004                                        214,867
         2005                                        214,867
         2006                                        214,867



Note 10 - Export Sales and Major Customers

       A breakdown of export sales, based on shipment location, is as follows:

         United States                           $21,313,623
         Mexico                                    1,371,605
         England                                   2,746,052
         Germany                                   1,073,016
         China                                     1,109,200
         Canada                                      290,023
         Other foreign countries                      88,868
                                                 -----------

               Total                             $27,992,387
                                                 ===========

       For the year ended June 30, 2001, the Company's sales to its major customers (each representing more than 10% of total net sales) amounted to approximately 47% of total annual sales. During 2001, there were two major customers representing 24% of total net sales.

Note 11  -  Bonus Restructuring

       During fiscal 1998, the Company amended the employment agreements of two executive officers of Atlas that were previously entered into in connection with the acquisition of Atlas. These amended employment agreements are identical except that one agreement expired on December 31, 1998, and the other expires on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of the Company. Annual compensation under each agreement is $198,588, subject to cost of living increases for one of the officers. The amended agreements also provide that each executive, regardless of future employment, will receive four annual payments of $207,571 commencing July 30, 1999.

       Each executive also received 150,000 shares of restricted common stock of the Company issued during fiscal 1999. The restricted common stock has been valued at market value less a 30% discount for lack of marketability. Included in the accompanying consolidated financial statements as of and for the year ended June 30, 2001 related to these amended agreements are the following:

         Consolidated Balance Sheet
           Current maturities of executive
             deferred compensation agreements                       $  630,282

           Executive deferred compensation
           agreements, less current maturities                         344,651



Note 12  -  Legal Proceedings

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

