Form 10-K/A
period 2001-06-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2001-10-22
CIK 911787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the fiscal year ended June 30, 2001
                                 OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the transition period from _______ to _______

                        Commission file number  0-24242

                        PRODUCTIVITY TECHNOLOGIES CORP.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                 13-3764753
     -----------------------------------------------------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

         201 South Main Street, 8th  Floor, Ann Arbor, Michigan 48104
         ------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the approximate aggregate market value of the voting stock held by nonaffiliates of the registrant at September 30, 2001: $700,000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class                   Outstanding at September 30, 2001
            -----------------------          -----------------------------------
           Common stock, $.001 par value              2,475,000 shares

Documents Incorporated by Reference: Not applicable

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                              AMENDMENT TO REPORT
                   FILED PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        PRODUCTIVITY TECHNOLOGIES CORP.
              (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 1


     The undersigned registrant hereby amends the following items of its 2001 Annual Report on Form 10-K: Item 1, in order to correct the percentage of export sales for fiscal 2001 as set forth under "Customers and Marketing"; Item 7, in order to modify the third, fourth and fifth paragraphs under "Liquidity and Capital Resources"; and the financial statements for fiscal 2001 provided pursuant to Item 8, in order to include in the Audit Report the typed signature of Doeren Mayhew, independent auditors, and in order to amend Footnotes 1, 5, 6, 8, 10, 11 and 12 of such financial statements to make certain corrective changes.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned herewith duly authorized.


                              PRODUCTIVITY TECHNOLOGIES CORP.

                                   By: /s/  Jesse A. Levine
                                      ---------------------
                                       Jesse A. Levine
                                       Vice President, Secretary, Treasurer and
                                       Chief Financial Officer



Date:  October 22, 2001

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

     In the 1999, 2000 and 2001 fiscal years, automotive industry customers for the Company accounted for approximately 96%, 91% and 68% of sales, respectively. For such fiscal years, sales by the Company to General Motors Corporation represented 14%, 18% and 8%, respectively, sales to DaimlerChrysler Corporation (formerly Chrysler Corporation) represented 7%, 10% and 8%, respectively and sales to The Ford Motor Company represented 8%, 16% and 28%, respectively, of total sales. Sales are predominantly in the United States and Canada but, in recent years and especially for the second half of fiscal year 2001, the Company targeted sales efforts in Mexico, Brazil, Europe and Asia. International sales for the 1999, 2000 and 2001 fiscal years represented approximately 40%, 15% and 24%, respectively, of total sales in such years.

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

     The Company believes that its short-term credit availability is adequate to support its business operation at current and near-term anticipated sales levels. This excludes the repayment of previously scheduled subordinated deferred indebtedness as noted above. Working capital deficit at June 30, 2001 was ($1,533,171) and the current ratio was (.91) to 1, as compared to working capital of $14,816,624 and a current ratio of 2.8 to 1 for the Company at June 30, 2000.

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

     The Company's banking facilities are scheduled to mature in January 2002. The Company's bank indebtedness, which in prior periods was listed as long-term, has in the ordinary course of business been reclassified as short-term, which is defined as a liability which matures in twelve (12) months or less. The Company currently is in discussions with its lender concerning the renewal of its loan facilities. In the past, the facility renewal has been for approximately two years. Management believes a proposal from its lender for the renewal of its loan facilities will be forthcoming prior to their maturity. However, no assurance can be given that such renewal will be obtained or that alternative loan facilities will be made available to the Company by another lender under the tight credit markets currently prevailing. The Company does not currently have sufficient proceeds available to it from operations or otherwise to repay these existing loan facilities when due. If the Company is unable to renew its revolving credit agreement such inability could have a material adverse affect on Company operations.


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


                                    /s/ Doeren Mayhew

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

       Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotive-related customers have accounted for the majority of total annual sales. Sales are predominantly in the United States but, in recent years, the Company has targeted sales efforts in Canada, Mexico, Europe and Asia. Export sales during the year ended June 30, 2001, amounted to approximately 24%, of annual sales.

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

       Loss Per Share
       --------------

       Loss per share reflected in the consolidated statement of operations is presented in accordance with SFAS No. 128, "Earnings per Share". The following presents the loss per share calculations:

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

       The Company will be required to adopt SFAS Nos. 141 and 142 on July 1, 2002, however, early adoption as of July 1, 2001 is permitted. Management has not determined the impact the adoption of SFAS Nos. 141 and 142 will have on the Company's consolidated financial statements or when the Company will elect to adopt these statements.

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
                                                                   ===========

Note 5 - Notes Payable and Long-Term Debt

       $16,000,000 revolving credit agreement with a
         bank. The amount that may be borrowed under
         this agreement is limited to specified
         percentages of contract receivables, work-in
         process and property and equipment of Atlas.
         The approximate amount available under the
         credit agreement at June 30, 2001 is
         $2,300,000. The revolving credit agreement
         provides for outstanding borrowings to bear
         interest at a rate equal to (a) the bank's
         prime rate (which was 6.75% at June 30,
         2001) less 1/4%, or (b) the 30, 60, or 90
         day LIBOR rate plus 230 basis points, at the
         Company's option. No principal payments on
         outstanding borrowings are due until January
         31, 2002, at which time the entire balance
         is due. Borrowings under this agreement are
         secured by substantially all assets of Atlas               $ 7,858,000

       First mortgage note payable - See Item (1) on F-15             3,300,000
                                                                    -----------

               Total - this page                                     11,158,000

                 Total - from previous page                                         $11,158,000

     $3,600,000 term loan with a bank used for the purchase of
        Westland. The agreement provides for outstanding borrowings to bear interest at a rate equal to the bank's prime rate (which was 6.75% at June 30, 2001) plus 1 1/4% payable monthly.
        Minimum principal payments on the outstanding borrowings are due as follows: February 2002 - $540,000; February 2003 - $900,000;
        February 2004 - $900,000; and February 2005 - $1,260,000.
        Borrowings under this agreement are secured by substantially all
        assets of the Company                                                         3,600,000

     Subordinated term loans with the former owner of Westland. The agreements provide for outstanding borrowings to bear interest at a rate of 9.25%. Principal payments were to commence in five equal
        installments beginning in February 2001, the term notes are unsecured         2,750,000

     Other                                                                                33,899
                                                                                   -------------

                 Total                                                                17,541,899

     Less current portion of long-term debt                                            9,831,899
                                                                                   -------------

                 Total debt reflected as long-term                                 $   7,710,000
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

       Significant components of the Company's deferred tax assets and (liabilities) are as follows:

         Current
           Warranty accrual                                      $  107,100
           Inventory net realizable value reserve                    51,000
           Other                                                    128,900
                                                                 ----------

               Net current deferred tax asset                    $  287,000
                                                                 ==========

         Non-Current
           Depreciation and basis of assets                      $ (700,000)
           Research credit carryforward - net                       168,400
           Net operating loss carryforwards                       1,915,000
           Executive deferred compensation agreement                302,800
           Other                                                     10,800
           Valuation allowance                                     (646,000)
                                                                 ----------

               Net non-current deferred tax asset                $1,051,000
                                                                 ==========

       The significant component of income tax benefit is as follows:

         Federal
           Deferred                                               $ (572,000)
                                                                  ==========

       The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense benefit is as follows:

         Tax expense benefit at statutory rate                   $(1,253,000)
         Valuation allowance and other
           non-deductible items                                      699,000
         Other - net                                                 (18,000)
                                                                  ----------

               Total income tax benefit                           $ (572,000)
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
                                                 ===========

       For the year ended June 30, 2001, the Company had sales to two major customers (each representing more than 10% of total net sales) amounting to approximately 47% of total net sales.

Note 11  -  Bonus Restructuring

       During fiscal 1998, the Company amended the employment agreements of two executive officers of Atlas that were previously entered into in connection with the acquisition of Atlas. These amended employment agreements are identical except that one agreement expired on December 31, 1998, and the other expires on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of the Company. Annual compensation under the remaining agreement is $198,588, subject to cost of living increases for one of the officers. The amended agreements also provide that each executive, regardless of future employment, will receive four annual payments of $207,571 commencing July 30, 1999.

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

       On March 9, 2001, the Company filed suit as plaintiff in the State of Michigan Sixth Judicial District Court in Oakland County, Michigan against Thomas G. Lee, the former owner and operator of Westland. The lawsuit contends Mr. Lee made fraudulent misrepresentations and omitted material facts prior to the purchase of Westland by the Company. The lawsuit seeks one or more remedies, including damages. Mr. Lee has filed a response and counterclaim seeking payment for contractual obligations structured at the time of the Westland purchase and for related employment compensation. This litigation is in the early phase of discovery at June 30, 2001.