Form 10-Q
period 2001-09-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2001-11-14
CIK 911787

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________  to _________________


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
Yes  X         No
   -----          -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                          -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 2001: 2,475,000 shares, $ .001 par value common stock.

                               TABLE OF CONTENTS

                                                                     Page

Part I.   Financial Information for Productivity Technologies Corp...   3
          (the "Company") and Subsidiaries Atlas Technologies, Inc. ("Atlas") and Westland Control Systems, Inc. ("Westland")

Item 1.   Interim Financial Statements...............................   3

          Consolidated Balance Sheets................................   4

          Consolidated Statements of Operations......................   6

          Consolidated Statement of Stockholders' Equity.............   7

          Consolidated Statements of Cash Flow.......................   8

          Notes to Financial Statements..............................   9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................  10

Item 3.   Quantitative and Qualitative Disclosure about Market Risk    12

Part II.  Other Information..........................................  12

Item 1.   Legal Proceedings..........................................  12

Signatures...........................................................  13

               PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES

                        PART I:  FINANCIAL INFORMATION


ITEM 1.   INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

The aforementioned consolidated financial statements should be read in conjunction with Productivity Technologies Corp. and Subsidiaries' Form 10-K for the fiscal year ended June 30, 2001. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Productivity Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                     September 30, 2001       June 30, 2001
                                                                     ------------------       -------------
                                                                        (Unaudited)
Assets

Current Assets
     Cash                                                                   $   423,620         $   766,052
     Short-term investments, including accrued interest                         193,357             243,136
     Contract receivables, net of allowance for doubtful
      accounts of $327,050 and $340,000                                       6,134,806           5,533,773
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                               9,073,331           7,172,626
     Inventories                                                              1,255,192           1,463,559
     Prepaid expenses and other                                                 501,171             356,102
     Deferred income taxes                                                      287,000             287,000
                                                                            -----------         -----------

Total current assets                                                         17,868,477          15,822,248
                                                                            -----------         -----------


Property and equipment
     Land                                                                   $   591,514         $   591,514
     Buildings and improvements                                               4,917,860           4,911,665
     Machinery and equipment                                                  4,466,234           4,444,679
     Transportation equipment                                                    21,000              21,000
                                                                            -----------         -----------

                                                                              9,996,608           9,968,858

          Less accumulated depreciation                                       2,878,361           2,738,043
                                                                            -----------         -----------

Net property and equipment                                                    7,118,247           7,230,815
                                                                            -----------         -----------


Other assets
     Goodwill, net of accumulated amortization of $883,459 and
          $883,459                                                            6,521,888           6,521,888
     Patent, net of accum. amortization of $74,388 and $63,141                  675,612             686,859
     Deferred income taxes                                                    1,051,000           1,051,000
     Other assets                                                               421,086             444,512
                                                                            -----------         -----------

Total other assets                                                            8,669,586           8,704,259
                                                                            -----------         -----------

                                                                            $33,656,310         $31,757,322
                                                                            ===========         ===========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                     September 30, 2001       June 30, 2001
                                                                     ------------------       -------------
                                                                        (Unaudited)
Liabilities and stockholders' equity

Current liabilities
     Current portion of long-term debt                                      $11,123,648         $ 9,831,899
     Accounts payable                                                         4,911,231           4,973,710
     Accrued expenses
          Commissions payable                                                   315,000             248,000
          Payroll and related withholdings                                      447,336             173,501
          Warranty Reserve                                                      325,000             315,000
          Royalties Payable                                                     255,432             265,398
          Interest                                                              485,729             414,535
          Other                                                                 271,895             251,393
Billings in excess of costs and estimated
     earnings on uncompleted contracts                                          562,179             251,701
Current maturities of executive deferred compensation agreements                584,615             630,282
                                                                            -----------         -----------

Total current liabilities                                                    19,282,065          17,355,419

Executive deferred compensation agreements, less current maturities             390,318             344,651
Long-term debt, less current maturities                                       7,720,000           7,710,000
                                                                            -----------         -----------

Total liabilities                                                            27,392,383          25,410,070
                                                                            -----------         -----------

Stockholders' equity
     Common stock, $.001 par value, 20,000,000
          shares authorized; 2,475,000 shares issued and outstanding              2,475               2,475
     Additional paid-in capital                                               9,966,408           9,966,408
     Deficit                                                                 (3,704,956)         (3,621,631)
                                                                            -----------         -----------

Total stockholders' equity                                                    6,263,927           6,347,252
                                                                            -----------         -----------

                                                                            $33,656,310         $31,757,322
                                                                            ===========         ===========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                                                                                   Three Months Ended
                                                                          September 30,           September 30,
                                                                               2001                    2000
                                                                          -------------           -------------
Revenues Earned                                                             $7,459,679              $8,275,865
Cost of Revenues Earned                                                      5,554,072               6,471,661
                                                                            ----------              ----------

Gross profit                                                                 1,905,607               1,804,204
Selling, general and administrative expenses                                 1,665,955               1,844,898
                                                                            ----------              ----------

Income (loss) from operations                                                  239,652                 (40,694)
                                                                            ----------              ----------


Other income (expense)
     Interest income                                                             5,444                   6,906
     Interest expense                                                         (338,595)               (427,691)
     Miscellaneous                                                              10,174                  11,300
                                                                            ----------              ----------

Total other expenses                                                          (322,977)               (409,485)
                                                                            ----------              ----------

Loss before income taxes                                                      (83,325)               (450,179)
Income tax expense (benefit)                                                      -0-                (157,320)
                                                                            ----------              ----------

Net loss                                                                     ($83,325)              ($292,859)
                                                                            ==========              ==========

Basic and Diluted Loss per share                                               $(0.03)                 $(0.12)
                                                                            ==========              ==========

Weighted average number of
     Common shares outstanding                                               2,475,000               2,475,000


See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)



                                    Common Stock             Additional                    Total
                                    ------------               Paid-In                 Stockholders'
                               Shares          Amount          Capital      Deficit        Equity

Balance June 30, 2001        2,475,000         $2,475         $9,966,408  ($3,621,631)   $6,347,252

Net loss                            --             --                 --     ($83,325)     ($83,325)
                         -------------  -------------  -----------------  -----------    ----------

September 30, 2001           2,475,000         $2,475         $9,966,408  ($3,704,956)   $6,263,927
                         =============  =============  =================  ===========    ==========


See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Three Months Ended
                                                                           September 30,           September 30,
                                                                               2001                    2000
                                                                           ------------              ----------
Cash flows from operating activities
     Net loss                                                                  ($83,325)              ($292,859)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
            Depreciation                                                        150,312                 163,830
            Amortization                                                         22,499                 121,468
            Deferred income tax                                                     -0-                (157,230)

     Changes in operating assets and liabilities:
          Contract receivables                                                 (601,033)             (2,007,467)
          Costs and estimated earnings in excess of billings
               on uncompleted contracts, net effect                          (1,590,227)               (378,527)
          Inventories, prepaid expenses and other                                75,477                (111,775)
          Accounts payable, accrued expenses and other                          370,086                (768,455)
                                                                           ------------              ----------

Net cash provided by (used in) operating activities                          (1,666,210)                583,919
                                                                           ------------              ----------

Cash flows from investing activities
     Expenditures for property and equipment                                    (37,774)                (60,725)
     Proceeds from sale (purchase of) short-term investments - net               49,779                  15,000
                                                                           ------------              ----------

Net cash provided by (used in) investing activities                              12,005                 (45,725)
                                                                           ------------              ----------

Cash flows from financing activities
     Net borrowings (repayments) under revolving credit agreement             1,312,000                (816,541)
     Payments on long term debt                                                 (10,251)                (10,251)
                                                                           ------------              ----------

Net cash used in financing activities                                         1,301,749                (826,792)
                                                                           ------------              ----------
Net decrease in cash                                                           (342,432)               (288,598)
Cash at the beginning of the period                                             766,052                 538,575
                                                                           ------------              ----------
Cash at the end of the period                                              $    423,620              $  249,977
                                                                           ============              ==========

Supplemental Cash Flow Information
     Cash paid during the period for interest                              $   338,5951              $  427,691
     Income Taxes                                                          $        -0-              $      -0-
                                                                           ------------              ----------


See accompanying notes to financial statements.

Notes to Financial Statements

1.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

The consolidated financial statements should be read in conjunction with Productivity Technologies Corp. and Subsidiaries' Form 10-K for the fiscal year ended June 30, 2001. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations.


2.   Summary of Significant Accounting Policies

History of the Company and Basis of Presentation

Productivity Technologies Corp. (the "Company") was incorporated in June 1993 under the name Production Systems Acquisition Corporation. The Company completed an initial public offering ("IPO") of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1996, the Company changed its name to Productivity Technologies Corp. and acquired, through a merger, Atlas Technologies, Inc. ("Atlas") as a wholly owned subsidiary. On February 23, 2000, the Company purchased, through a wholly-owned subsidiary formed for this purpose, substantially all of the assets of Westland Control Systems, Inc. ("Westland"). The Company has no other subsidiaries or operations. The Company, which produces industrial machinery, operates in a single segment through its Atlas and Westland subsidiaries.

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

Sales of Atlas products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include steel service centers and manufacturers of lawn and garden equipment, office furniture, heating, ventilation and air conditioning equipment, and large construction equipment. Sales to automotive related customer's account for the majority of sales. Westland's customers participate in the automotive, food processing, adhesive and sealant and other industries.

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

Earnings (Loss) Per Share

Earnings (loss) per share have been computed by dividing the income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of operations are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per share"; the amounts of the Company's "basic" and "diluted" earnings per share (as defined in SFAS No. 128) are the same.

New Accounting Standards and Disclosures

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("FASB 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("FASB 142"). FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, any acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

The Company has adopted both Statements as of July 1, 2001 and is currently evaluating the impact of these Statements. During the first six months of fiscal 2002, the Company will perform the first of the required impairment tests of goodwill as of July 1, 2001. Any impairment resulting from the initial application of the Statements will be recorded as a cumulative effect of accounting change as of July 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unaudited revenues earned for the quarter ended September 30, 2001 were $7,459,679, as compared to $8,275,865 for the quarter ended September 30, 2000, a decrease of 10%. Atlas revenues were down 13%, principally due to the economic slowdown in the automotive industry. Westland revenues increased by approximately 23% compared to the quarter one year before due in part to orders from new customers.

The order backlog as of September 30, 2001 was $14.1 million, down 18% from the June 30, 2001 backlog of $17.1 million. The decline in backlog was primarily due to slower bookings of new orders in the first quarter caused by the slowdown in the economy. In addition, the terrorist events of September 11, 2001 appear to have impacted demand in the automotive industry, resulting in considerably lower bookings for the duration of September 2001.

Gross profit for the quarter ended September 30, 2001 was $1,905,607, representing a 6% increase compared to the $1,804,204 gross profit for the quarter ended September 30, 2000. The improvement in gross profits was primarily due to restructuring activities undertaken at Atlas during fiscal year 2001 and also improved inventory management.

Consolidated selling, general and administrative (SG&A) expenses were $1,665,955 or 10% lower than the quarter ended September 30, 2000 SG&A expenses of $1,844,898. The reduction in SG&A expenses for the quarter ended September 30, 2001 was principally due to restructuring activities undertaken at Atlas during fiscal year 2001.

The net income from operations for the quarter ended September 30, 2001 was $239,652, compared to a net loss from operations for the quarter ended September 30, 2000 of $40,694. This improvement for the quarter resulted from restructuring initiatives discussed above.

Interest expense for the quarter ended September 30, 2001 was $338,595, a decrease of 21% from $427,691 for the quarter ended September 30, 2000. The improvement was due to lower interest rates and considerable management focus to collect receivables faster, improve cash velocity in general, and improved inventory management at both Atlas and Westland.

The net loss for the quarter ended September 30, 2001 was $83,325, compared to a net loss of $292,859 for the quarter ended September 30, 2000. The reported net loss for the quarter of $0.03 per share was based on 2,475,000 weighted average common shares outstanding during the quarter. This compared to a net loss for the quarter ended September 30, 2000 of $0.12 cents per share, based on 2,475,000 weighted average common shares outstanding during the quarter a year ago.

Liquidity and Capital Resources

Management believes financing facilities currently in place, along with anticipated cash available from operations, will be sufficient for general operations. On July 31, 2000 and on October 31, 2001, the Company was scheduled to repay approximately $417,000 and $217,000, respectively, of the subordinated deferred indebtedness totaling $974,933 due to the former owners of Atlas. These repayments have been postponed for an indefinite period of time. Instead, cash is being conserved for ongoing operations. In addition, the Company's bank has requested the postponement of these payments until the Company's financial results improve.

At September 30, 2001, the Company had (1) debt of $9,170,000 under the line of credit, and $3,300,000 of Industrial Revenue Bond obligations, payable over the 12 years remaining in their term, (2) deferred executive compensation obligations of $974,933 scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002, (3) five year term debt of $3,600,000, bearing interest at 125 basis points over the prime rate, incurred in February 2000 to purchase Westland, (4) five year subordinated term debt of $2,750,000, payable to the former owner of Westland and bearing a fixed interest rate of 9.25%, incurred in February 2000 to purchase Westland, and (5) other debt of $13,648. This total of $19,808,581 compares to a total combined long-term debt financing and line of credit balance of $18,516,832 as of June 30, 2001.

The Company believes that, as a result of the current loan facility and a Work-in-Progess "over-advance" facility being negotiated currently which may be in effect from December 2001 to January 2002 , its short-term credit availability is adequate to support its business operation at current and near-term anticipated sales levels. This excludes the repayment of previously scheduled subordinated deferred indebtedness as noted above. Working capital at September 30, 2001 was ($1,413,588) and the current ratio was (.93) to 1, as compared to ($1,533,171) and a current ratio of (.91) to 1, respectively, for the Company at June 30, 2001.

The Company's revolving credit agreement and term loan with a bank require financial levels of tangible capital funds, specified leverage ratios (debt to equity), and fixed expense coverage. At June 30, 2001, the Company was not in compliance with the financial covenants specified in the agreements. On October 12, 2001, the Company obtained a waiver from the bank waiving its acceleration rights as of June 30, 2001 as a result of the Company's noncompliance. In addition, the Company's revolving credit agreement expires in January 2002, and management currently is working with the bank to obtain a proposal for a new revolving credit agreement. In recent meetings with its bank, the bank indicated a continued willingness to work with the Company. However, the bank may seek to provide a shorter revolver term to the Company than the two year duration of the existing revolver agreement. However, no assurance can be given that such renewal will be obtained or that alternative loan facilities will be made available to the Company by another lender under the tight credit markets currently prevailing. The Company does not currently have sufficient proceeds available to it from operations or otherwise to repay these existing loan facilities when due. The Company's inability to renew its revolving credit agreement could have a material adverse affect on Company operations.

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to general economic and business conditions, both nationally and in our markets, particularly in light of potential economic deterioration due to the terrorist incidents of September 11, 2001, continued flat or declining demand in the domestic and foreign markets for automobiles and automotive parts resulting in reduced demand for the Atlas' automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation equipment noncompetitive or obsolete; the risk that Atlas may not succeed in its ongoing patent suit against Orchid; the risk that Atlas or Westland customers may be unwilling or unable to continue ordering products; the potential inability of the Company to renew its credit facilities which become due in 2002; the tightening of credit availability generally or under the Company's exiting credit facility which may render the Company unable to access needed working capital.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2001. There has been no material change in the disclosure regarding market risk.


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

     In March 2001, the Company filed suit as plaintiff in the State of Michigan Sixth Judicial District Court in Oakland County, Michigan against Thomas G. Lee, the former owner and operator of Westland. The lawsuit contends Mr. Lee made fraudulent misrepresentations and omitted material facts prior to the purchase of Westland by the Company. The lawsuit seeks one or more remedies, including damages. Mr. Lee has filed a response and counterclaim seeking payment for contractual obligations structured at the time of the Westland purchase and for related employment compensation. This litigation is currently in the discovery phase.

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


                              PRODUCTIVITY TECHNOLOGIES CORP.


Date: November 14, 2001       By:  /s/  Samuel N. Seidman
                                 ----------------------------------------
                                 Samuel N. Seidman, President



Date: November 14, 2001       By:  /s/  Jesse A. Levine
                                 ----------------------------------------
                                 Jesse A. Levine, Chief Financial Officer
                                 (Principal Financial Officer)