Form 10-Q
period 2001-12-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2002-02-19
CIK 911787

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ___________________


                        Commission file number 0-24242


                        PRODUCTIVITY TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                13-3764753
---------------------------------        ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


          201 South Main Street, 8th Floor, Ann Arbor, Michigan 48104
          -----------------------------------------------------------
                   (Address of Principal Offices)(Zip Code)

Registrant's Telephone Number, Including Area Code     (734) 996-1700
                                                   ------------------


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes             X               No ______________________
   ---------------------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes________________ No _______________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 18, 2001: 2,475,000 shares, $ .001 par value common stock.

                               TABLE OF CONTENTS

                                                                            Page
Part I.   Financial Information for Productivity Technologies Corp........     3
          (the "Company") and Subsidiaries Atlas Technologies, Inc.
          ("Atlas") and Westland Control Systems, Inc. ("Westland")

Item 1.   Interim Financial Statements....................................     3

          Consolidated Balance Sheets.....................................     4

          Consolidated Statements of Operations...........................     6

          Consolidated Statement of Stockholders' Equity..................     7

          Consolidated Statements of Cash Flows...........................     8

          Notes to Financial Statements...................................     9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................    10

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.......    13

Part II.  Other Information...............................................    13

Item 1.   Legal Proceedings...............................................    13

Item 3.   Defaults Upon Senior Securities.................................    14

Item 6.   Exhibits and Reports on Form 8-K................................    14

Signatures................................................................    15

               PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES


                        PART I:  FINANCIAL INFORMATION


ITEM 1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the six months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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

Productivity Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                        December 31, 2001       June 30, 2001
                                                                        -----------------       -------------
                                                                           (Unaudited)
Assets

Current Assets
     Cash                                                                     $ 1,915,740         $   766,052
     Short-term investments, including accrued interest                           194,564             243,136
     Contract receivables, net of allowance for doubtful
      accounts of $101,400 and $102,500                                         4,960,368           5,533,773
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                 5,337,389           7,172,626
     Inventories                                                                1,203,520           1,463,559
     Prepaid expenses and other                                                   431,937             356,102
     Deferred income taxes                                                            -0-             287,000
                                                                              -----------         -----------

Total current assets                                                           14,043,517          15,822,248
                                                                              -----------         -----------

Property and equipment
     Land                                                                     $   591,514         $   591,514
     Buildings and improvements                                                 4,917,860           4,911,665
     Machinery and equipment                                                    4,529,106           4,444,679
     Transportation equipment                                                      21,000              21,000
                                                                              -----------         -----------

                                                                               10,059,480           9,968,858

          Less accumulated depreciation                                         3,028,874           2,738,043
                                                                              -----------         -----------

Net property and equipment                                                      7,030,606           7,230,815
                                                                              -----------         -----------

Other assets
     Goodwill, net of accumulated amortization of $883,459                      6,521,887           6,521,888
     Patent, net of accumulated amortization of $85,637 and $63,141               664,364             686,859
     Deferred income taxes                                                      1,338,000           1,051,000
     Other assets                                                                 320,460             444,512
                                                                              -----------         -----------

Total other assets                                                              8,844,711           8,704,259
                                                                              -----------         -----------

                                                                              $29,918,835         $31,757,322
                                                                              ===========         ===========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                        December 31, 2001       June 30, 2001
                                                                        -----------------       -------------
                                                                           (Unaudited)
Liabilities and stockholders' equity

Current liabilities
     Current portion of long-term debt                                        $10,042,397         $ 9,831,899
     Accounts payable                                                           3,231,659           4,973,710
     Accrued expenses
          Commissions payable                                                     274,000             248,000
          Payroll and related withholdings                                         25,501             173,501
          Warranty Reserve                                                        315,000             315,000
          Royalties Payable                                                       282,289             265,398
          Interest                                                                550,936             414,535
          Other                                                                   145,046             251,393
     Billings in excess of costs and estimated
     earnings on uncompleted contracts                                            726,687             251,701
Current maturities of executive deferred compensation agreements                  974,933             630,282
                                                                              -----------         -----------

Total current liabilities                                                      16,568,448          17,355,419

Executive deferred compensation, less current maturities                              -0-             344,651
Long-term debt, less current maturities                                         7,410,000           7,710,000
                                                                              -----------         -----------

Total liabilities                                                              23,978,448          25,410,070
                                                                              ===========         ===========

Stockholders' equity
     Common stock, $.001 par value, 20,000,000
          shares authorized; 2,475,000 shares issued and outstanding                2,475               2,475
     Additional paid-in capital                                                 9,966,408           9,966,408
     Deficit                                                                   (4,028,495)         (3,621,631)
                                                                              -----------         -----------

Total stockholders' equity                                                      5,940,388           6,347,252
                                                                              -----------         -----------

                                                                              $29,918,835         $31,757,322
                                                                              ===========         ===========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                                             Three Months Ended                     Six Months Ended
                                             ------------------                     ----------------

                                    December 31, 2001  December 31, 2000  December 31, 2001  December 31, 2000
                                    -----------------  -----------------  -----------------  ------------------
Revenues Earned                           $6,056,998        $ 6,979,858        $13,516,677        $ 15,255,723
Cost of Revenues Earned                    4,591,434          5,686,780         10,145,507          12,158,441
                                          ----------        -----------        -----------        ------------

Gross profit                               1,465,564          1,293,078          3,371,170           3,097,282
Selling, general and
administrative expenses                    1,472,315          1,924,026          3,138,269           3,768,924
                                          ----------        -----------        -----------        ------------

Income (loss) from operations                 (6,751)          (630,948)           232,900            (671,642)
                                          ----------        -----------        -----------        ------------

Other income (expense)
     Interest income                           8,726             15,230             14,170              22,136
     Interest expense                       (345,006)          (454,172)          (683,601)           (881,863)
     Miscellaneous                             2,066                229             12,240              11,530
                                          ----------        -----------        -----------        ------------

Total other expenses                        (334,214)          (438,713)          (657,191)           (848,197)
                                          ----------        -----------        -----------        ------------

Income (loss) before income taxes           (340,965)        (1,069,661)          (424,291)         (1,519,839)
Income tax expense (benefit)                 (17,427)          (342,000)           (17,427)           (499,320)
                                          ----------        -----------        -----------        ------------

Net income (loss)                          ($323,538)         ($727,661)         ($406,864)        ($1,020,519)
                                          ==========        ===========        ===========        ============

Basic and Diluted Earnings per share      $    (0.13)       $     (0.29)       $     (0.16)       $      (0.41)
                                          ==========        ===========        ===========        ============

Weighted average number of
     Common shares outstanding             2,475,000          2,475,000          2,475,000           2,475,000



See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)




                                 Common Stock             Additional                                Total
                         ----------------------------       Paid-In                             Stockholders'
                            Shares         Amount           Capital            Deficit              Equity
Balance June 30, 2001        2,475,000         $2,475         $9,966,408        ($3,621,631)         $6,347,252

Net loss                            --             --                 --          ($406,864)          ($406,864)
                         -------------  -------------    ---------------        -----------          ----------

December 31, 2001            2,475,000         $2,475         $9,966,408        ($4,028,495)         $5,940,388
                         =============  =============    ===============        ===========          ==========


See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                 Six Months Ended
                                                                   December 31, 2001          December 31, 2000
                                                                   ---------------------------------------------
Cash flows from operating activities
     Net loss                                                                 ($406,863)            ($1,020,519)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Depreciation                                                        290,831                 327,877
            Amortization                                                         22,496                 236,327
            Deferred income tax                                                      -0-               (505,800)

     Changes in operating assets and liabilities:
          Contract receivables                                                  573,406               2,383,087
          Inventories, prepaid expenses and other                               308,255                   5,803
          Costs and estimated earnings in excess of billings
               on uncompleted contracts, net effect                           2,310,223               1,013,365
          Accounts payable, accrued expenses and other                       (1,817,108)               (983,412)
                                                                            -----------            ------------

Net cash provided by operating activities                                   $ 1,364,565            $  1,456,728
                                                                            ===========            ============

Cash flows from investing activities
     Proceeds from sale short-term investments - net                             48,572                  67,342
     Expenditures for property and equipment                                    (90,622)                (90,208)
                                                                            -----------            ------------

Net cash used in investing activities                                          ($42,050)               ($22,866)
                                                                            ===========            ============

Cash flows from financing activities
     Net borrowings (payments) on revolving credit agreement                $   241,000             ($1,267,303)
     Net borrowings (payments) on long term debt                               (330,502)               (420,502)
     Payments on executive deferred compensation agreement                           -0-               (133,419)
                                                                            -----------            ------------

Net cash used in financing activities                                          ($89,502)            ($1,821,224)
                                                                            -----------            ------------
Net increase (decrease) in cash                                               1,233,013                (387,362)
Cash at the beginning of the period                                             766,052                 538,575
                                                                            -----------            ------------
Cash at the end of the period                                               $ 1,915,740            $    151,213
                                                                            ===========            ============

Supplemental Cash Flow Information
     Cash paid during the period for interest                               $   547,200            $    876,158
     Income Taxes                                                           $        -0-           $         -0-
                                                                            -----------            ------------


See accompanying notes to financial statements.

Notes to Financial Statements

1.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the six months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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

Westland designs and manufactures custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive and sealants, food processing, waste water, chemical removal and other industrial applications. Westland operates one manufacturing plant in Westland, Michigan, which is located less than one hour from Atlas' plants in Fenton, Michigan.

Historically sales of Atlas' products have principally been to automobile and automotive parts manufacturers but over the past six months they have diverted sales to other markets such as "white goods". Other customers include appliance producers, steel service centers and manufacturers of lawn and garden equipment, office furniture, heating, ventilation and air conditioning equipment, and large construction equipment. Westland's customers serve the automotive, adhesive and sealant, waste-water treatment, chemical removal systems and other industries.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unaudited revenues earned for the quarter ended December 31, 2001 were $6,056,998, as compared to $6,979,858 for the quarter ended December 31, 2000, a decrease of 13%. Revenues earned for the six months ended December 31, 2001 were $13,516,677, down $1,739,046 from the six months ended December 31, 2000
revenues earned of $15,255,723.   The decline in revenues for the quarter and
six months was primarily due to lower order backlog from the first quarter 2002. Orders for Atlas and Westland products have been impacted by generally lower economic demand relative to prior periods. In addition, management believes the terrorist events of September 11, 2001 also adversely affected demand for Atlas' and Westland's products.

The order backlog as of December 31, 2001 was $15 million, down 12% from the June 30, 2001 backlog of $17.1 million. The decline in backlog was primarily due to slower bookings of new orders in both the first and second quarters of 2002 due to slowdown in the overall economy. In addition, as explained above, the terrorist events of September 11, 2001 appear to have adversely affected demand from industries served by Atlas and Westland.

Gross profit for the quarter ended December 31, 2001 was $1,465,564, representing a 13% increase compared to the $1,293,078 gross profit for the quarter ended December 31, 2000. For the six months ended December 31, 2001, gross profit was $3,371,170, up 9% compared to the six months ended December 31, 2000 gross profit of $3,097,282. Gross profit percentages for the quarter and six months increased respectively to 24% and 25% as compared to 19% for the quarter and 20% for the six months period for fiscal 2001. Improvement in gross profits for both the quarter and six months is due to restructuring efforts undertaken at Atlas during fiscal year 2001 and also improved cost controls and inventory management.

Consolidated selling, general and administrative (SG&A) expenses were $1,472,315, or 24% lower than the quarter ended December 31, 2000 SG&A expenses of $1,924,026. Consolidated SG&A expenses for the six months ended December 31, 2001 were $3,138,269, down 17% from December 31, 2000 expenses of $3,768,924.
The reduction in SG&A expenses for the quarter and six months ending December 31, 2001 was principally due to the restructuring activities undertaken at Atlas during fiscal year 2001.

The net loss from operations for the quarter ended December 31, 2001 was $6,751, compared to a net loss from operations for the quarter ended December 31, 2000 of $630,948. For the six months ended December 31, 2001 the net income from operations was $232,901 compared to a net loss from operations of $671,642 for the six months ended December 31, 2000. This improvement for the quarter and six months ending December 31, 2001 resulted from restructuring initiatives discussed above.

Interest expense for the quarter ended December 31, 2001 was $345,006, down 24% from $454,172 for the quarter ended December 31, 2000. For the six months ended December 31, 2001 interest expense was $683,601 as compared to $881,863 for the six months ended December 31, 2000. The improvement was due to lower interest rates and considerable management focus to collect receivables faster, improve cash management in general, and improved inventory management at both Atlas and Westland.

The net loss for the quarter ended December 31, 2001 was $323,538, compared to a net loss of $727,661 for the quarter ended December 31, 2000. The net loss for the six months ended December 31, 2001 was $406,863 as compared to a net loss of $1,020,519 for the six months ended December 31, 2000. The reported net loss for the quarter of $0.13 per share was based on 2,475,000 weighted average common shares outstanding during the quarter. This compared to a net loss for the quarter ended December 31, 2000 of $0.29 cents per share, based on 2,475,000 weighted average common shares outstanding during the quarter a year ago.

Intangible Assets

On July 1, 2001, the company elected early adoption of Statement of Financial Accounting Standards No. 141, " Business Combinations," and No. 142, " Goodwill and Other Intangible Assets" (SFAS 141 and 142). SFAS 141 addresses financial accounting and reporting for business combinations and replaces APB Opinion No. 16, "Business Combinations" (APB 16). SFAS 141 no longer allows the pooling of interests method of accounting for acquisitions, provides new recognition criteria for intangible assets and carries forward without reconsideration the guidance in APB 16 related to the application of the purchase method of accounting. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion NO. 17, "Intangible Assets." SFAS 142 addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. The new standards provide specific guidance on measuring goodwill for impairment annually using a two-step process. The first step identifies potential impairment and the second step measures the amount of goodwill impairment loss to be recognized.

The Company has identified those intangible assets that remain separable under the provision of the new standard and those that are to be included in goodwill. In applying SFAS 142, the Company has re-evaluated the useful lives of these separable intangible assets. In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption. The first step of the test was completed during the quarter ended December 31, 2001, and no indication of goodwill impairment was found; therefore, step two of the goodwill impairment test is not applicable.

Had the provisions of SFAS 141 and 142 been applied in fiscal year 2001, the Company's net income (in thousands) and the net loss per share would have been as follows:

                                                3 Months Ended
                                               December 31, 2000
                                       ----------------------------------
                                          Net Loss           Per Share
                                       ---------------    ---------------
Net Loss:
       As reported                              ($728)            ($0.29)
       Add: Goodwill amortization                 113               0.05
                                       ---------------    ---------------

            Pro forma Net Loss                  ($615)            ($0.25)
                                       ===============    ===============



                                                6 Months Ended
                                               December 31, 2000
                                       ----------------------------------
                                          Net Loss           Per Share
                                       ---------------    ---------------
Net Loss:
       As reported                            ($1,021)            ($0.41)
       Add: Goodwill amortization                 198               0.08
                                       ---------------    ---------------

            Pro forma Net Loss                  ($823)            ($0.33)
                                       ===============    ===============

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2001, and June 30, 2001 are as follows:

                                        December 31, 2001                                   June 30, 2001
                             -----------------------------------------          ------------------------------------
                               Gross                           Net               Gross                           Net
                              Carrying       Accumulated      Book              Carrying       Accumulated      Book
                               Amount        Amortization     Value              Amount        Amortization     Value
                              ----------       --------       --------          ----------       --------       --------
Patents                       $  750,000       $ 85,636       $664,364          $  750,000     $   63,141       $686,859

Non-compete Agreements           348,750        176,667        172,083             348,750        158,792        189,958

IRB Closing Fees                 138,785         48,314         90,471             138,785         43,687         95,098
                              ----------       --------       --------          ----------       --------       --------
Total                         $1,237,535       $310,617       $926,918          $1,237,535       $265,620       $971,915
                              ==========       ========       ========          ==========       ========       ========

Amortization of intangibles assets for the three months ended December 31, 2001 and six months ended December 31, 2001 was $22,499 and $44,998, respectively. Estimated amortization of intangible assets for each of the five succeeding fiscal years is as follows:

     2002     $89,995
     2003     $89,995
     2004     $71,245
     2005     $71,245
     2006     $71,245

Liquidity and Capital Resources

On July 31, 2000 and on October 31, 2001 the Company was scheduled to repay approximately $417,000 and $217,000, respectively, of the subordinated deferred indebtedness totaling $974,933 due to the former owners of Atlas. These repayments have been postponed for an indefinite period of time. Instead, cash is being conserved for ongoing operations.

At December 31, 2001, the Company had (1) debt of $8,099,000 under its bank line of credit, and $3,000,000 of Industrial Revenue Bond obligations, payable over the 12 years remaining in their term, (2) deferred executive compensation obligations of $974,933 scheduled to be paid over three annual installments during the period from July 2000 through July 2002, (3) five year term debt of $3,600,000, bearing interest at 125 basis points over the prime rate, incurred in February 2000 to purchase Westland, (4) five year subordinated term debt of $2,750,000, payable to the former owner of Westland and bearing a fixed interest rate of 9.25%, incurred in February 2000 to purchase Westland, and (5) other debt of $3,397. This total of $18,427,330 compares to a total combined long-term debt financing and line of credit current balance of $18,516,832 as of June 30, 2001.

Working capital at December 31, 2001 was ($2,524,931) and the current ratio was (.85) to 1, as compared to ($1,533,171) and a current ratio of (.91) to 1, respectively, for the Company at June 30, 2001.

The Company's revolving credit agreement has expired as of January 31, 2002. The Company currently is in discussions with its existing lender to structure a forebearance agreement to allow the Company sufficient time to refinance its senior debt. Management believes the lender has been constructive to provide the Company with such a forebearance agreement, however the lender and the Company still need to negotiate mutually agreeable terms and conditions of forebearance. In the meantime, management currently is working to obtain proposals for a new revolving credit agreement. While management is constructive and encouraged that lenders will provide, in the near future, reasonable proposals for a renewal of the revolver, the Company cannot at this time provide an absolute assurance that a revolver renewal will be obtained or that alternative loan facilities will be made available to the Company under the tight credit markets currently prevailing. The Company does not currently have sufficient proceeds available to it from operations or otherwise to repay these existing loan facilities when due. If the Company is not able to renew its revolving credit agreement, or to obtain a similar revolver from a new bank within the next 90 to 180 days, Company operations could be materially adversely affected.

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to general economic and business conditions, both nationally and in our markets, particularly in light of economic deterioration which has been exacerbated by the terrorist incidents of September 11, 2001; continued flat or declining demand in many of the markets into which Atlas and Westland products are sold; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation equipment noncompetitive or obsolete; the risk that Atlas may not succeed in its ongoing patent suit against Orchid; the risk that Atlas or Westland customers may be unwilling or unable to continue ordering products; the potential inability of the Company to renew its credit facilities which became due at the end of January 2002; the tightening of credit availability generally or under the Company's existing credit facility which may render the Company unable to access needed working capital.

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

The Company is a party to routine litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company as currently reflected in its financial statements. The Company maintains general liability insurance, workers' compensation insurance, property insurance, automobile insurance, employee benefit liability insurance, fidelity insurance and directors' and officers' liability insurance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company's revolving credit agreement, with a commitment of $16 million and an approximate outstanding principal balance of $8.1 million, expired as of January 31, 2002. The Company's lender has not delivered a notice of default nor has it demanded payment. The Company is currently negotiating a forbearance letter with the bank and is seeking alternative funding sources as discussed in
Item 2 of Part I above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     B. Reports on Form 8-K - During the quarter ended December 31, 2001, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRODUCTIVITY TECHNOLOGIES CORP.


Date:  February 19, 2002      By: /s/ Samuel N. Seidman
                              -------------------------
                              Samuel N. Seidman, President



Date:  February 19, 2002      By: /s/ Jesse A. Levine
                              -----------------------
                              Jesse A. Levine, Chief Financial Officer
                              (Principal Financial Officer)