Form 10-Q/A
period 2001-12-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2002-02-22
CIK 911787

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to _______________________


                        Commission file number 0-24242


                        PRODUCTIVITY TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                   13-3764753
--------------------------------------    --------------------------------------

(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

          201 South Main Street, 8th Floor, Ann Arbor, Michigan 48104
          -----------------------------------------------------------
                   (Address of Principal Offices)(Zip Code)

Registrant's Telephone Number, Including Area Code      (734) 996-1700
                                                   -------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No _________
   ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__________ No ____________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 14, 2001: 2,475,000 shares, $ .001 par value common stock.

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                              AMENDMENT TO REPORT
                    FILED PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        PRODUCTIVITY TECHNOLOGIES CORP.
               (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 1

  The undersigned registrant hereby amends the following item of its periodic report on Form 10-Q for the quarterly period ended December 31, 2001: Item 1, in order to make certain corrective changes to two line items in the statement of cash flows set forth as part of the interim consolidated financial statements provided pursuant to Item 1.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned herewith duly authorized.

                                    PRODUCTIVITY TECHNOLOGIES CORP.

                                    By: /s/ Jesse A. Levine
                                        ----------------------------------------
                                        Jesse A. Levine
                                        Vice President, Secretary, Treasurer and
                                        Chief Financial Officer

Date: February 22, 2002

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

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                 Six Months Ended
                                                                   December 31, 2001          December 31, 2000
                                                                   ---------------------------------------------
Cash flows from operating activities
     Net loss                                                                 ($406,863)            ($1,020,519)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Depreciation                                                        290,831                 327,877
            Amortization                                                         22,496                 236,327
            Deferred income tax                                                      -0-               (505,800)

     Changes in operating assets and liabilities:
          Contract receivables                                                  573,406               2,383,087
          Inventories, prepaid expenses and other                               308,255                   5,803
          Costs and estimated earnings in excess of billings
               on uncompleted contracts, net effect                           2,310,223               1,013,365
          Accounts payable, accrued expenses and other                       (1,817,108)               (983,412)
                                                                            -----------            ------------

Net cash provided by operating activities                                   $ 1,281,248            $  1,456,728
                                                                            ===========            ============

Cash flows from investing activities
     Proceeds from sale short-term investments - net                             48,572                  67,342
     Expenditures for property and equipment                                    (90,622)                (90,208)
                                                                            -----------            ------------

Net cash used in investing activities                                          ($42,050)               ($22,866)
                                                                            ===========            ============

Cash flows from financing activities
     Net borrowings (payments) on revolving credit agreement                $   241,000             ($1,267,303)
     Net borrowings (payments) on long term debt                               (330,502)               (420,502)
     Payments on executive deferred compensation agreement                           -0-               (133,419)
                                                                            -----------            ------------

Net cash used in financing activities                                          ($89,502)            ($1,821,224)
                                                                            -----------            ------------
Net increase (decrease) in cash                                               1,149,688                (387,362)
Cash at the beginning of the period                                             766,052                 538,575
                                                                            -----------            ------------
Cash at the end of the period                                               $ 1,915,740            $    151,213
                                                                            ===========            ============

Supplemental Cash Flow Information
     Cash paid during the period for interest                               $   547,200            $    876,158
     Income Taxes                                                           $        -0-           $         -0-
                                                                            -----------            ------------


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