Form 10-Q
period 2002-03-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2002-05-15
CIK 911787

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________  to _____________________


                        Commission file number  0-24242



                        PRODUCTIVITY TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                               13-3764753
--------------------------------                            --------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

        201 South Main Street, 8th Floor, Ann Arbor, Michigan     48104
--------------------------------------------------------------------------------
                        (Address of Principal Offices)

Registrant's Telephone Number, Including Area Code        (734) 996-1700
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes________________ No __________________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2002: 2,475,000 shares, $ .001 par value common stock.


                               TABLE OF CONTENTS
                                                                           Page

Part I.   Financial Information for Productivity Technologies Corp...         3
          (the "Company") and Subsidiaries Atlas Technologies, Inc.
          ("Atlas") and Westland Control Systems, Inc. ("Westland")

Item 1.   Interim Financial Statements...............................         3

          Consolidated Balance Sheets................................         4

          Consolidated Statements of Operations......................         6

          Consolidated Statement of Stockholders' Equity.............         7

          Consolidated Statements of Cash Flows......................         8

          Notes to Financial Statements..............................         9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................        10

Item 3.   Quantitative and Qualitative Disclosure about Market Risk..        14

Part II.  Other Information..........................................        14

Item 1.   Legal Proceedings..........................................        14

Item 3.   Defaults Upon Senior Securities............................        14

Item 4.   Submission of Matters to a Vote of Security Holders........        15

Item 6.   Exhibits and Reports on Form 8-K...........................        15

Signatures...........................................................        16

               PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES

                        PART I:  FINANCIAL INFORMATION


ITEM 1.   INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the nine months ended March 31 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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

Productivity Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                           March 31, 2002         June 30, 2001
                                                                           --------------         -------------
                                                                            (Unaudited)
Assets

Current Assets
     Cash                                                                     $ 4,080,356         $   766,052
     Short-term investments, including accrued interest                           194,783             243,136
     Contract receivables, net of allowance for doubtful accounts
      of $204,091 and $102,500                                                  4,397,348           5,533,773

     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                 1,639,934           7,172,626
     Inventories                                                                1,251,540           1,463,559
     Prepaid expenses and other                                                   536,904             356,102
     Deferred income taxes                                                        287,000             287,000
                                                                              -----------         -----------

Total current assets                                                           12,387,865          15,822,248
                                                                              -----------         -----------

Property and equipment
     Land                                                                     $   591,514         $   591,514
     Buildings and improvements                                                 4,917,860           4,911,665
     Machinery and equipment                                                    4,237,492           4,444,679
     Transportation equipment                                                      21,000              21,000
                                                                              -----------         -----------

                                                                                9,767,866           9,968,858

          Less accumulated depreciation                                         2,864,343           2,738,043
                                                                              -----------         -----------

Net property and equipment                                                      6,903,523           7,230,815
                                                                              -----------         -----------


Other assets
     Goodwill                                                                   6,521,888           6,521,888
     Patent, net of accumulated amortization of $96,884 and $63,141               653,116             686,859
     Deferred income taxes                                                      1,051,000           1,051,000
     Other assets                                                                 309,209             444,512
                                                                              -----------         -----------

Total other assets                                                              8,535,213           8,704,259
                                                                              -----------         -----------

                                                                              $27,826,601         $31,757,322
                                                                              ===========         ===========

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                            March 31, 2002         June 30, 2001
                                                                            --------------         -------------
                                                                              (Unaudited)
Liabilities and stockholders' equity

Current liabilities
     Current portion of long-term debt                                        $10,641,746         $ 9,831,899
     Accounts payable                                                           2,289,437           4,973,710
     Accrued expenses
          Commissions payable                                                     220,000             248,000
          Payroll and related withholdings                                         26,356             173,501
          Warranty Reserve                                                        315,000             315,000
          Royalties Payable                                                       261,453             265,398
          Interest                                                                620,751             414,535
          Other                                                                   165,251             251,393
     Billings in excess of costs and estimated
     earnings on uncompleted contracts                                            736,605             251,701
Current maturities of executive deferred compensation agreements                  974,933             630,282
                                                                              -----------         -----------

Total current liabilities                                                      16,251,532          17,355,419

Executive deferred compensation, less current maturities                              -0-             344,651
Long-term debt, less current maturities                                         5,960,000           7,710,000
                                                                              -----------         -----------

Total liabilities                                                              22,211,532          25,410,070
                                                                              -----------         -----------

Stockholders' equity
     Common stock, $.001 par value, 20,000,000
          shares authorized; 2,475,000 shares issued and
           outstanding                                                              2,475               2,475
     Additional paid-in capital                                                 9,966,408           9,966,408
     Deficit                                                                   (4,353,814)         (3,621,631)
                                                                              -----------         -----------

Total stockholders' equity                                                      5,615,069           6,347,252
                                                                              -----------         -----------

                                                                              $27,826,601         $31,757,322
                                                                              ===========         ===========
See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                                   Three Months Ended                          Nine Months Ended
                                          ----------------------------------       --------------------------------------
                                          March 31, 2002      March 31, 2001       March 31, 2002          March 31, 2001
                                          --------------      --------------       --------------          --------------
Revenues Earned                            $5,837,150          $  4,205,093          $19,353,827           $ 19,460,816
Cost of Revenues Earned                     4,511,673             3,858,097           14,657,181             16,016,538
                                           ----------          ------------          -----------           ------------
Gross profit                                1,325,477               346,996            4,696,646              3,444,278
Selling, general and
 administrative expenses                    1,407,695             1,853,367            4,545,964              5,622,291
                                           ----------          ------------          -----------           ------------
Income (loss) from operations                 (82,218)           (1,506,371)             150,682             (2,178,013)
                                           ----------          ------------          -----------           ------------
Other income (expense)
     Interest income                           21,474                14,203               35,643                 36,339
     Interest expense                        (281,417)             (400,316)            (965,018)            (1,282,179)
     Miscellaneous                             (5,402)               10,419                6,838                 21,949
                                           ----------          ------------          -----------           ------------
Total other expenses                         (265,345)             (375,694)            (922,537)            (1,223,891)
                                           ----------          ------------          -----------           ------------
Income (loss) before income taxes            (347,563)           (1,882,065)            (771,855)            (3,401,904)
Income tax expense (benefit)                  (22,245)             (651,000)             (39,672)            (1,150,320)
                                           ----------          ------------          -----------           ------------
Net income (loss)                          $ (325,318)         $ (1,231,065)         $  (732,183)          $ (2,251,584)
                                           ==========          ============          ===========           ============
Basic and Diluted Earnings per share       $    (0.13)         $      (0.50)         $     (0.30)          $      (0.91)
                                           ==========          ============          ===========           ============
Weighted average number of
 Common shares outstanding                  2,475,000             2,475,000            2,475,000              2,475,000

See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

                                 Common Stock                Additional                                 Total
                         ----------------------------          Paid-In                              Stockholders'
                            Shares         Amount              Capital             Deficit              Equity
                         -------------  -------------        -----------        -----------         -----------
Balance June 30, 2001        2,475,000         $2,475         $9,966,408        $(3,621,631)         $6,347,252

Net loss                           ---            ---                ---          ($732,183)         $ (732,183)
                             ---------         ------         ----------        -----------          ----------

March 31, 2002               2,475,000         $2,475         $9,966,408        $(4,353,814)         $5,615,069
                             =========         ======         ==========        ===========          =========


See accompanying notes to financial statements.

Productivity Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


                                                                                        Nine Months Ended
                                                                             ------------------------------------
                                                                             March 31, 2002        March 31, 2001
                                                                             --------------        --------------
Cash flows from operating activities
     Net loss                                                                  ($732,183)           ($2,251,584)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Depreciation                                                         452,142                486,423
            Amortization                                                          67,495                350,149
            Deferred income tax                                                      -0-             (1,157,000)

     Changes in operating assets and liabilities:
          Contract receivables                                                 1,136,425              6,625,906
          Inventories, prepaid expenses and other                                132,765                303,632
          Costs and estimated earnings in excess of billings
               on uncompleted contracts, net effect                            6,017,596              5,893,674
          Accounts payable, accrued expenses and other                        (2,743,289)            (3,331,599)
                                                                             -----------           ------------

Net cash provided by operating activities                                    $ 4,330,951           $  6,919,601
                                                                             ===========           ============

Cash flows from investing activities
     Collections on notes receivable                                                 -0-                 10,222
     Proceeds from sale short-term investments - net                              48,353                 68,818
     Expenditures for property and equipment                                    (124,846)              (126,278)
                                                                             -----------           ------------

Net cash used in investing activities                                           ($76,494)              ($47,238)
                                                                             ===========           ============

Cash flows from financing activities
     Net borrowings (Payments) on revolving credit agreement                    ($66,254)           ($3,738,148)
     Net borrowings (Payments) on long term debt                                (873,899)              (430,753)
     Payments on executive deferred compensation agreement                           -0-               (133,419)
                                                                             -----------           ------------

Net cash used in financing activities                                          ($940,153)           ($4,302,320)
                                                                             -----------           ------------
Net increase in cash                                                           3,314,304              2,570,043
Cash at the beginning of the period                                              766,052                538,575
                                                                             -----------           ------------
Cash at the end of the period                                                $ 4,080,356           $  3,108,618
                                                                             ===========           ============

Supplemental Cash Flow Information
     Cash paid during the period for interest                                $   758,802           $    852,865
     Income Taxes                                                            $       -0-           $        -0-
                                                                             -----------           ------------

See accompanying notes to financial statements.

Notes to Financial Statements

1.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the nine months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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

Historically sales of Atlas' products have principally been to automobile and automotive parts manufacturers but over the past nine months, Atlas has emphasized sales in other markets such as appliance producers, steel service centers and manufacturers of lawn and garden equipment, office furniture, heating, ventilation and air conditioning equipment, and large construction equipment. Westland's customers serve the automotive, adhesive and sealants, waste-water-treatment, chemical removal systems and other industries.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unaudited revenues earned for the quarter ended March 31, 2002 were $5,837,150, as compared to $4,205,093 for the quarter ended March 31, 2001, an increase of 39%. This increase in revenues for the quarter as compared to the same time period last year was due to an increase in order activity during the quarter versus one year ago. Unaudited revenues earned for the nine months ended March 31, 2002 were $19,353,827, down $106,989 from the nine months ended March 31, 2001 revenues earned of $19,460,816. Revenues decreased during the nine months ending March 31, 2002 due primarily to the Company's lower order backlog as of the first fiscal quarter of 2002. Lower backlog early in fiscal 2002, in turn, generated lower revenues in the first half of fiscal year 2002, which were offset by higher revenues in the third fiscal quarter of 2002 as compared to revenues in the third fiscal quarter of 2001.

The order backlog as of March 31, 2002 was $12.5 million, down 27% from the June 30, 2001 backlog of $17.1 million. The decline in backlog during the period was due to continued softness in capital goods demand in the automotive industry.
In addition, management believes the terrorist events of September 11, 2001 also adversely affected demand for Atlas' and Westland's products.

Gross profit for the quarter ended March 31, 2002 was $1,325,477, representing a $978,481 increase compared to the $346,996 gross profit for the quarter ended March 31, 2001. For the nine months ended March 31, 2002, gross profit was $4,696,646, up $1,252,368 compared to the nine months ended March 31, 2001 gross profit of $3,444,278. Gross profit percentages for the quarter and nine months increased to 23% and 24%, respectively, as compared to 8% for the quarter and 18% for the nine month period for fiscal 2001. Improvement in gross profits for both the quarter and nine months has been due to restructuring efforts undertaken at Atlas during fiscal year 2001 and also improved cost controls and inventory management.

Consolidated selling, general and administrative (SG&A) expenses were $1,407,695, or 24% lower than the quarter ended March 31, 2001 SG&A expenses of $1,853,367. Consolidated SG&A expenses for the nine months ended March 31, 2002 were $4,545,964, down 19% from March 31, 2001 expenses of $5,622,291. The reduction in SG&A expenses for the quarter and nine months ending March 31, 2002, was principally due to restructuring activities undertaken at Atlas during fiscal year 2001 and which continued into fiscal 2002.

The net loss from operations for the quarter ended March 31, 2002 was $82,218, compared to a net loss from operations for the quarter ended March 31, 2001 of $1,506,371. For the nine months ended March 31, 2002 the net income from operations was $150,682 compared to a net loss from operations of $2,178,013 for the nine months ended March 31, 2001. This improvement for the quarter and nine months ending March 31, 2002 resulted primarily from restructuring initiatives discussed above.

Interest expense for the quarter ended March 31, 2002 was $281,417, down 30% from $400,316 for the quarter ended March 31, 2001. For the nine months ended March 31, 2002 interest expense was $965,018 as compared to $1,282,179 for the nine months ended March 31, 2001. The improvement was due to lower interest rates and considerable management focus to collect receivables faster, improve cash management in general, and improved inventory management.

The net loss for the quarter ended March 31, 2002 was $325,318, compared to a net loss of $1,231,065 for the quarter ended March 31, 2001. The net loss for the nine months ended March 31, 2002 was $732,183 as compared to a net loss of $2,251,584 for the nine months ended March 31, 2001. The reported net loss for the quarter of $0.13 per share is based upon 2,475,000 weighted average common shares outstanding during the quarter. This compared to a net loss for the quarter ended March 31, 2001 of $0.50 cents per share, based on 2,475,000 weighted average common shares outstanding during the quarter a year ago.

Intangible Assets

On July 1, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, " Goodwill and Other Intangible Assets" (SFAS 141 and 142). SFAS 141 addresses financial accounting and reporting for business combinations and replaces APB Opinion No. 16, "Business Combinations" (APB 16). SFAS 141 no longer allows the pooling of interests method of accounting for acquisitions, provided new recognition criteria for intangible assets and carries forward without reconsideration the guidance in APB 16 related to the application of the purchase method of accounting. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. The new standards provide specific guidance on measuring goodwill for impairment annually using a two-step process. The first step identifies potential impairment and the second step measures the amount of goodwill impairment loss to be recognized.

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

Had the provisions of SFAS 141 and 142 been applied in fiscal year 2001, the Company's net loss (in thousands) and the net loss per share would have been as follows:


                                         3 Months Ended
                                         March 31, 2001
                                   -------------------------
                                   Net Loss       Per Share
                                   ---------    ------------
Net Loss:
     As reported                    ($1,231)         ($0.50)
     Add: Goodwill amortization          97            0.04
                                   ---------    ------------

          Pro forma Net Loss        ($1,134)         ($0.46)
                                   =========    ============

                                              9 Months Ended
                                              March 31, 2001
                                       ---------------------------
                                       Net Loss          Per Share
                                       --------          ---------
Net Loss:
     As reported                        ($2,252)          ($0.91)
     Add: Goodwill amortization             291             0.12
                                      ---------        -----------

          Pro forma Net Loss            ($1,961)          ($0.79)
                                      =========        ===========


The gross carrying amount and accumulated amortization of the company's intangible assets other than goodwill as of March 31, 2002, and June 30, 2001 are as follows:

                                           March 31, 2002                                        June 30, 2001
                           -----------------------------------------------        --------------------------------------------
                                Gross                             Net                Gross                            Net
                              Carrying         Accumulated        Book              Carrying       Accumulated        Book
                               Amount         Amortization       Value               Amount        Amortization      Value
                           ---------------   ---------------  ------------        ------------    --------------  ------------
Patents                         $  750,000          $ 96,884      $653,116          $  750,000          $ 63,141      $686,859

Non-compete Agreements             348,750           185,604       163,114             348,750           158,792       189,958

IRB Closing Fees                   138,785            50,627        88,158             138,785            43,687        95,098
                           -----------------------------------------------          ------------------------------------------
Total                           $1,237,535          $333,115      $904,420          $1,237,535          $265,620      $971,915
                           ===============================================          ==========================================

Amortization of intangibles assets for the three months ended March 31, 2002 and the nine months ended March 31, 2002 was $22,499 and $67,495 respectively. Estimated amortization of intangible assets for each of the five succeeding fiscal years are as follows:

                       2003               $ 89,995
                       2004               $ 89,995
                       2005               $ 71,245
                       2006               $ 71,245
                       2007               $ 71,245


Liquidity and Capital Resources

On July 31, 2000 and on October 31, 2001 the Company was scheduled to repay approximately $417,000 and $217,000, respectively, of the subordinated deferred indebtedness totaling $974,933 due to the former owners of Atlas. These repayments have been postponed for an indefinite period of time. Instead, cash is being conserved for ongoing operations.

At March 31, 2002, the Company had (1) debt of $7,791,746 under its bank line of credit, and $3,000,000 of Industrial Revenue Bond obligations, payable over the 12 years remaining in their term, (2) deferred executive compensation obligations of $974,933 scheduled to be paid over three annual installments during the period from July 2000 through July 2002, (3) five year term debt of $3,060,000, bearing interest at 125 basis points over the prime rate, incurred in February 2000 to purchase Westland, and (4) five year subordinated term debt of $2,750,000, payable to the former owner of Westland and bearing a fixed interest rate of 9.25%, incurred in February 2000 to purchase Westland. This total of $17,576,679 compares to a total combined long-term debt financing and line of credit current balance of $18,516,832 as of June 30, 2001.

Working capital deficit at March 31, 2002 was ($3,863,666) and the current ratio was (.76) to 1, as compared to ($1,533,171) and a current ratio of (.91) to 1, respectively, for the Company at June 30, 2001.

Prior to the expiration of the Company's revolving credit facility with Bank One, Michigan ("Bank One") on January 31, 2002, the Company was not in compliance with certain financial covenants and borrowing base limitations thereunder. The Company also is not in compliance with certain financial covenants under its term loan with Bank One. As of the date of this report, there is approximately $7.4 million outstanding under the revolving credit facility. Also, standby letters of credit of $3.0 million relating to the Industrial Development Bond for Atlas' Copper Road facility are outstanding. In addition, $3.06 million is outstanding under the term loan borrowed to purchase Westland Controls.

The Company is currently in discussions with Bank One to enter into a forbearance agreement under which Bank One will forbear from demanding repayment subject to the Company's compliance with certain conditions. The Company and Bank One have not yet agreed to the terms of the forbearance agreement and no assurance can be given that the Company and Bank One will reach agreement on terms, or that Bank One will continue to forbear in demanding payment of the obligations.

The Company does not have funds available to it from its operations or otherwise to repay the amounts due under the credit facilities. Management has, however, initiated discussions with other lenders to provide a replacement credit facility to repay amounts due to Bank One and provide working capital. While management is hopeful that lenders will provide, in the near future, reasonable proposals for a renewal of the revolver, the Company cannot at this time provide assurance that a revolver renewal will be obtained or that alternative loan facilities will be made available to the Company under the tight credit markets currently prevailing. The Company does not currently have sufficient proceeds available to it from operations or otherwise to repay these existing loan facilities. If the Company is not able to renew its revolving credit agreement, or to obtain a similar revolver from a new bank in a timely manner, Company operations would be materially adversely affected.

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to general economic and business conditions, both nationally and in our markets, particularly in light of economic deterioration which has been exacerbated by the terrorist incidents of September 11, 2001; continued flat or declining demand in many of the markets into which Atlas' and Westland's products are sold; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation equipment noncompetitive or obsolete; the risk that Atlas may not succeed in its ongoing patent suit against Orchid; the risk that the Company does not succeed in its ongoing litigation against Thomas
G. Lee, former owner and operator of Westland Control Systems, Inc.; the risk that Atlas or Westland customers may be unwilling or unable to continue ordering products; the potential inability of the Company to replace its credit facilities which became due at the end of January 2002; the tightening of credit availability generally or under the Company's existing credit facilities which may render the Company unable to access needed working capital.

Critical Accounting Policies

     As of March 31, 2002, the Company's significant accounting policies estimates, which are detailed in the Company's Annual Report on Form 10-K, have not changed from June 30, 2001, except for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2001. There has been no material change in the disclosure regarding market risk.


                          PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


In 1996, Atlas and John H. Maher (now deceased), then owner of the patents licensed to Atlas for the FLEX 5000(R) Transfer, initiated an action against Orchid International Group Inc. ("Orchid") in the Federal Court of Canada, Trial Division, claiming infringement and wrongful sale, manufacture and use by Orchid of the inventions protected by such patents and seeking, among other relief, a declaration that the patents are valid and have been infringed by Orchid, injunctive relief and damages of at least $5,000,000 (Cdn). Subsequent to the filing of the action, the John H. Maher Trust (the "Trust") was substituted as a plaintiff party. The defendant has filed an answer denying the material allegations of the complaint and asserting a counterclaim requesting that the patents be declared invalid. A court trial is expected in 2002. In April 2002, Atlas acquired all rights to these patents from the Trust, and subsequently asked the court to remove the Trust from the litigation proceedings. As a result of the assignment of the patents to Atlas, Atlas no longer will pay royalties for use of the patents in making the FLEX 5000(R) Transfer, but will be responsible for the costs of patent maintenance and litigation, as applicable.

In March 2001, the Company filed suit as plaintiff in the State of Michigan Sixth Judicial District Court in Oakland County, Michigan against Thomas G. Lee, the former owner and operator of Westland. The lawsuit contends Mr. Lee made fraudulent misrepresentations and omitted material facts prior to the purchase of Westland by the Company. The lawsuit seeks one or more remedies, including damages. Mr. Lee has filed a response and counterclaim seeking payment for contractual obligations structured at the time of the Westland purchase and for related employment compensation. This litigation is currently in the discovery phase and trial is scheduled for August 2002.

The Company is a party to routine litigation matters in the ordinary course of its business. No other such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company as currently reflected in its financial statements. The Company maintains general liability insurance, workers' compensation insurance, property insurance, automobile insurance, employee benefit liability insurance, fidelity insurance and directors' and officers' liability insurance.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company is in default under its credit facilities with Bank One, as described under "Liquidity and Capital Resources" in Part I, Item 2 of this Report, which disclosure is incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following provides a summary of votes cast for the proposals on which our shareholders voted at our Annual Meeting held on January 4, 2002:

Proposal No. 1 - Election of One Class I Director


     Nominee                     For                               Withheld
     -------                     ---                               --------

     Jesse A. Levine             1,797,918                         156,796

Proposal No. 2 - Ratification of the Appointment of Doeren Mayhew as Independent
                 Auditor

     For                         Against                           Abstain
     ---                         -------                           -------

     1,943,269                   6,800                             4,645


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     B. Reports on Form 8-K - During the quarter ended March 31, 2002, the Company did not file any current reports on Form 8-K.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PRODUCTIVITY TECHNOLOGIES CORP.


Date:  May 15, 2002                     By:  /s/  Samuel N. Seidman
                                        ---------------------------
                                        Samuel N. Seidman, President



Date:  May 15, 2002                     By:  /s/  Jesse A. Levine
                                        -------------------------
                                        Jesse A. Levine, Chief Financial
                                        Officer (Principal Financial Officer)