Form 10-K
period 2002-06-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2002-10-15
CIK 911787

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended June 30, 2002

OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from ________ to _______

                         Commission file number 0-24242

                         PRODUCTIVITY TECHNOLOGIES CORP.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           13-3764753
             -------------------------------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

          201 South Main Street, 8/th/ Floor, Ann Arbor, Michigan 48104
          -------------------------------------------------------------
                    (Address of Principal Offices)(Zip Code)

        Registrant's Telephone Number, Including Area Code (734) 996-1700
                                                           --------------

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

State the approximate aggregate market value of the voting stock held by nonaffiliates of the registrant at October 3, 2002: $247,500

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                          Outstanding at September 30, 2002
      ------------------------              ----------------------------------

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

Westland designs, manufactures and field installs custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive & sealant, food processing, and other industrial applications. Westland operates one manufacturing plant in Westland, Michigan, which is located less than one hour from Atlas' plants in Fenton, Michigan. Westland's plant comprises approximately 34,000 square feet of manufacturing space and 4,000 square feet of offices. Its Westland location is centrally located in Southeastern Michigan nearby numerous machinery manufacturers.

The manufacture of control panels for industrial machinery often but not always occurs in the latter stages of construction. Machinery typically is first built and subsequently wired. Machine wiring is conducted through the control panel. While machine wiring and control panels are manufactured in the latter stages of machine production, they are essential to effective machinery operation as they turn stationary metal into functional machines. As a result, control panels are considered a high value added machinery module.

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

In the 2000, 2001 and 2002 fiscal years, automotive industry customers for the Company accounted for approximately 91%, 68% and 84% of sales, respectively. For such fiscal years, sales by the Company to General Motors Corporation represented 18%, 8% and 5%, respectively, sales to DaimlerChrysler Corporation (formerly Chrysler Corporation) represented 10%, 8% and 1%, respectively and sales to The Ford Motor Company represented 16%, 24% and 22%, respectively, of total sales. Sales are predominantly in the United States and Canada but, in recent years and especially for the second half of fiscal year 2001, the Company targeted sales efforts in Mexico, Brazil, Europe and Asia. International sales for the 2000, 2001 and 2002 fiscal years represented approximately 15%, 23% and 24%, respectively, of total sales in such years.

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

The order backlogs were approximately $13.5 million, $17.0 million and $15.7 million at June 30, 2000, 2001 and 2002, respectively. The Company believes substantially all of the June 30, 2002 backlog will be produced during fiscal 2003.

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

Atlas personnel perform applications engineering, product design or customization, procurement, fabrication, machining, assembly, testing, shipping and installation of the products and systems it sells. Atlas continues to implement a program to achieve greater modularity in the engineering and design of its products. To date, the program has resulted in faster order fulfillment and production, and improved fabrication. Atlas believes that significant cost-reducing improvements can still be made in the manufacturing process, particularly from further development of configurable modules.

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

Westland designs, manufactures and field installs custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive & sealant, food processing, and other industrial applications. The design and manufacture of control panels for machinery occasionally occurs in the later stages of the machinery design and construction process. Machinery must first be constructed, and then wired, where the wiring is conducted through the control panel. While the wiring of machinery occurs later in the construction process, the wiring and control panels are essential to effective machinery operation. It is the wiring and controls, which convert the machinery from stationary metal to functional machines.

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

Westland management believes Westland's competitors sell their products primarily regionally. Typically, custom-built control panels are commodity type products purchased by customers on the basis of quality and reliability, delivery timing, and pricing. Westland's competitors in Southeast Michigan include Stegnar Electric, Con-Syst-Int, JIC Electric, X-Bar Automation, Electro-matic Products, Control Technique, Venus Controls, and Quantum. The two latter companies are minority owned, and are believed to have an advantage as suppliers to the auto industry given U.S. automaker commitments made in April 1998 to increase, and encourage their leading suppliers to increase, purchases of auto parts from minority owned companies.

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

Trademarks and Patents

Atlas owns exclusive rights to U.S. and foreign patents previously owned by the deceased inventor, Mr. John H. Maher, having acquired assignment of these rights in April 2002 from Mr. Maher's trust in a cash transaction in April 2002. The patents are associated with the manufacture, sale, and use of Atlas FLEX 5000(R) and related transfer press automation equipment products. The relevant patents registered with the United States Patent and Trademark Office will expire on June 23, 2008. As a result of the purchase of the patent rights in April 2002, Atlas no longer pays any royalties to the former patents owner, but is now fully responsible for all associated patent defense and maintenance costs. For the fiscal years ended June 30, 2000 and 2001, the Company expensed approximately $122,000 and $127,000, respectively, in license royalties under previous licensing agreements. For fiscal 2002, the Company recorded a credit of $4,000 against royalties previously paid. Through April 2002, Mr. Maher's trust was responsible for defending Atlas from patent infringement and for patent maintenance fees. See also a description of certain legal proceedings involving these patent rights in Item 3 of this Report.

Atlas has registered with the United States Patent and Trademark Office a trademark on "FLEX 5000(R)" that it uses to market its line of transfer equipment.

Atlas owns and has registered with the United States Patent and Trademark Office four patents, one for an asynchronous conveyer construction, one for a transfer arm for supporting work pieces, one for a magnetic sheet separator construction, and one for apparatus and methods for forming work pieces. Foreign patents for the latter are held in Australia, China, France, Germany, Italy, Spain and Sweden with patent applications pending in Brazil, Canada, Korea, Mexico and Poland. Atlas has applied for five United States patents for an articulating work piece transfer apparatus, a magnetic sheet fanner, a tooling gage, a finger tooling receiver for transfer press automation equipment and a pin pallet cover. Foreign patent applications have been filed for the articulating work piece transfer apparatus.

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

Management and Employees

The Company employs approximately 169 persons. None of these persons is a member of a union. The Company believes that its employee relations are good. The Company's facilities are located in highly industrialized areas that benefit the Company by reason of their proximity to customers and a skilled labor force.

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

The Westland plant, which is leased, has approximately 34,000 square feet of manufacturing and assembly space and 4,000 square feet for offices. Operations performed in the Westland facility are manufacturing, assembly, quality control, testing, field installation and service. Sales, operations, finance and administration are all located in Westland, MI.

The principal executive offices of the Company are located at 201 South Main Street, 8th Floor, Ann Arbor, Michigan 48104.

ITEM 3. LEGAL PROCEEDINGS

In 1996, Atlas and John H. Maher (now deceased), then owner of the patents licensed to Atlas for the FLEX 5000(R) transfer, initiated an action against Orchid International Group, Inc. ("Orchid") in the Federal Court of Canada, Trial Division, claiming infringement and wrongful sale, manufacture and use by Orchid of the inventions protected by such patent and seeking, among other relief, a declaration that the patents are valid and have been infringed by Orchid, injunctive relief and damages of at least $5,000,000 (Cdn). Subsequent to the filing of the action, the John H. Maher Trust (the "Trust") was substituted as a plaintiff party. The defendant, Orchid, has filed an answer denying the material allegations of the complaint and asserting a counterclaim requesting that the patents be declared invalid. In April 2002, Atlas acquired all rights to these patents from the Trust, and subsequently asked the court to remove the Trust from the litigation proceedings. As a result of the assignment of the patents to Atlas, Atlas no longer will pay royalties for use of the patents in making the FLEX 5000(R) transfer, but will be responsible for the costs of the patent maintenance and litigation, as applicable. A court trial is expected in 2003.

In March 2001, the Company filed suit as plaintiff in the State of Michigan Sixth Judicial District Court in Oakland County, Michigan against Thomas G. Lee, the former owner and operator of Westland relative to the Company's purchase of Westland. Mr. Lee filed a response and counterclaim seeking payment for contractual obligations structured at the time of the Westland purchase and for related employment compensation. The trial was commenced in August 2002 but settled effective as of September 3, 2002. As a condition of reaching settlement terms, the Company and Westland acknowledge that Mr. Lee did not make any misrepresentations or fraudulent statements during the initial purchase negotiations or in connection with his performance related to the transaction purchase agreement. Under the terms of settlement, (1) approximately $1.8 million of the $3.2 million outstanding under the Company's note (including accrued interest) to Mr. Lee was extinguished, (2) the Company paid $450,000 of the obligation on September 3, 2002 and (3) the Company agreed to pay the remaining $950,000 on an installment basis over a 40 month period.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective as of the close of business on May 4, 2001, the Company's Common Stock was de-listed for trading on the NASDAQ Small Cap Market. Trading in the Company's Common Stock and is now conducted in the over-the-counter markets on the NASD Electronic Bulletin Board. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the NASDAQ Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. The de-listing could have a material adverse effect upon the Company in a number of ways, including its ability to raise additional capital. In addition, the absence of a trading system may adversely affect the ability of broker-dealers to sell the Company's Common Stock, and consequently may limit the public market for such Stock and have a negative effect upon its trading price. There can be no assurance that the Company's Common Stock will be re-listed on the NASDAQ National Market at any future date or that such stock will be listed or traded on any market or trading system.

The following table sets forth the range of high and low closing bid prices for Common Stock as reported by the NASDAQ Small Cap Market for fiscal 2000 and the first three quarters of fiscal 2001 and the OTC Bulletin Board for the fourth quarter of fiscal 2001. Within the last two fiscal years there has been extremely limited trading in the Company's Units and Warrants and, therefore, no trading information is provided. The Warrants, which were last known to have traded in the third quarter of fiscal 2001 for $0.06, expired effective on June 24, 2002.

                                                        High        Low
          Year ended June 30, 2001:

            First Quarter                               1.25       1.00

            Second Quarter                              0.63       0.25

            Third Quarter                               0.63       0.44

            Fourth Quarter                              0.38       0.25

          Year ended June 30, 2002:

            First Quarter                               0.50       0.20

            Second Quarter                              0.40       0.13

            Third Quarter                               0.35       0.20

            Fourth Quarter                              0.45       0.25

As of September 30, 2002, the Company had 16 holders of record of its Common Stock. The Company believes that there are in excess of 300 beneficial holders of the Company's Common Stock. The Company has not declared or paid any dividends on its Common Stock since its inception.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company's and its predecessor's consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as of and for June 30, 1998, 1999 and 2000. Effective with its appointment by the Company in July 2001, Doeren Mayhew has served as the Company's independent auditors as of and for the years ended June 30, 2001 and 2002. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and the Consolidated Financial Statements and notes thereto referenced in Item 8 of this Report included herein. See also Item 9 of this Report.

                  (Dollars in thousands, except per share data)

Consolidated Statement of Operations Data

                                                                 Year ended June 30,
                                               --------------------------------------------------------
                                                  2002        2001        2000        1999       1998
                                               --------------------------------------------------------
Revenues earned                                $ 24,768    $ 27,992    $ 33,230    $ 34,001    $ 36,040
Cost of revenues earned                          18,261      22,155      26,235      24,610      27,563
Gross profit                                      6,507       5,837       6,895       9,391       8,477
Selling, general and administrative               6,453       8,004       6,333       7,526       8,538
Impairment of intangible assets                   2,087          --          --          --          --
Bonus restructuring expense                          --          --          --          --       2,132
Income (loss) from operations                    (2,033)     (2,167)        562       1,865      (2,193)

Net income (loss)                                (4,128)     (3,114)       (256)        974      (2,012)

Net income per share of common stock             ($1.67)     ($1.26)     ($0.10)      $0.40      ($0.95)
Weighted average common shares                    2,475       2,475       2,475       2,432       2,125

Consolidated Balance Sheet Data

                                                                       June 30,
                                               --------------------------------------------------------
                                                  2002        2001        2000        1999        1998
                                               --------------------------------------------------------
Current assets                                 $ 11,639    $ 15,822    $ 22,972    $ 19,148    $ 15,272
Current liabilities                              18,474      17,355       8,155       5,330       5,470
Working capital                                  (6,835)     (1,533)     14,817      13,818       9,802
Property, plant and equipment, net                6,711       7,231       7,708       7,844       8,289
Total assets                                     24,494      31,757      39,238      30,108      26,809
Long-term debt, less current maturities           3,800       7,710      20,862      13,951      11,254
Total liabilities                                22,274      25,410      29,777      20,391      18,160
Stockholders' equity                              2,220       6,347       9,461       9,717       8,649

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

Results of Operations

Fiscal Year 2002 Compared to Fiscal Year 2001

Revenues earned for the year ended June 30, 2002 were $24,767,655 as compared to $27,992,387 for the year ended June 30, 2001, a decrease of 12%, principally as a result of lower order volume during fiscal 2002. The decline in revenues earned was primarily due to the softness in capital goods demand in the automotive industry. In addition, management believes the terrorist events of September 11, 2001 adversely affected demand for Atlas' and Westland' products.

The order backlog as of June 30, 2002 decreased 8% to $15,700,000 from the June 30, 2001 backlog of $17,100,000. The Company again attributes its backlog decrease to the softness in capital goods demand in the automotive industry, the adverse effects of the terrorist events of September 11, 2001, and the general economic slowdown.

Gross profit for the year ended June 30, 2002 was $6,506,891, representing an 11% increase from the $5,837,396 gross profit for the year ended June 30, 2001. Gross profit increased during fiscal 2002 principally due to the restructuring efforts undertaken at Atlas during the 2001 and 2002 fiscal years and to improved cost controls and inventory management.

Consolidated selling, general and administrative (SG&A) expenses, were $6,452,908, down 19% as compared to SG&A expenses of $8,004,219 for the year ended June 30, 2001. The decrease was principally due to restructuring efforts undertaken at Atlas during the 2001 and 2002 fiscal years.

The impairment of intangible assets amounted to $2,087,308, all of which is attributable to Westland.

Income from operations for the year ended June 30, 2002, before impairment of intangible assets, amounted to $53,983 compared to the loss from operations of $2,166,823 for the year ended June 30, 2001. The improvement in income from operations resulted primarily from the restructuring initiatives discussed above. The loss from operations including impairment of intangible assets amounted to $2,033,325.

Interest expense for fiscal 2002 was $1,668,519 as compared to $1,605,164 for fiscal 2001. This increase in interest expense for fiscal 2002 was due to a one-time $388,000 expense charged to the Company by its existing bank lender for unwinding an interest rate swap entered into in 2000. The remaining interest expense for fiscal 2002 was $1,280,519, which was $324,645 less than the total interest expense for fiscal 2001, principally as a result of lower interest rates and management's focus on accelerating receivables collections and on improving other cash and inventory management procedures.

At June 30, 2002, the Company had aggregated net operating losses of approximately $6,309,000 for income tax purposes which begin to expire in 2020. In addition, the Company had tax research credit carry forwards of approximately $1,165,000 which will begin to expire in 2012. For financial reporting purposes, due to prior year operating losses, and uncertainty in realization the Company has increased its valuation allowance from $1,412,600 to $2,957,500 against the net operating loss carryforwards and other deferred tax assets. The amount of the remaining deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

For the year ended June 30, 2002, the Company incurred a net loss of $4,127,502 as compared to net loss for the year ended June 30, 2001 of $3,113,741. The net loss during fiscal 2002 includes $2,087,308 for the impairment of intangible assets, $588,000 for the write-down of the Company's deferred tax asset, and $388,000 for the swap fee charged by the Company's existing lender. Excluding these write-downs and non-recurring expenses, the Company's net loss for fiscal year 2002 approximated $1,064,194, an improvement of $2,049,547 as compared to the net loss reported in fiscal 2001 of $3,113,741. This improvement was due to the numerous factors cited above, including lower interest rates; considerable management focus on accelerating receivables collections and on improving inventory and cash management procedures; and restructuring efforts undertaken at Atlas during fiscal years 2001 and 2002 which provided operating and financial benefits in fiscal 2002.

Fiscal Year 2001 Compared to Fiscal Year 2000

Revenues earned for the year ended June 30, 2001 were $27,992,387 as compared to $33,230,195 for the year ended June 30, 2000, a decrease of 16%, principally as a result of lower order volume at Atlas during fiscal 2001. The revenues earned at Westland, which was acquired by the Company on February 23, 2000, represented 15% of the total revenues earned by the Company in fiscal 2001.

The order backlog as of June 30, 2001 increased 27% to $17,100,000 from the June 30, 2000 backlog of $13,500,000. The Company attributes its backlog increase to more focused and efficient sales efforts by personnel at both of its locations, which, in turn, were facilitated by management changes at both facilities during the second and third quarters of fiscal 2001. Management believes the Company's quotation activity is increasing worldwide relative to one year ago.

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

For the year ended June 30, 2001, the income tax benefit was $572,000. See note 8 in the consolidated financial statements for additional analysis. At June 30, 2001 the balance sheet includes a deferred tax asset whose realization is dependent upon future earnings. Based on historical operating losses and uncertainty of future earnings, a valuation allowance of $1,412,600 has been recorded at June 30, 2001. This asset includes research and experimentation (R&E) credit carryforwards valued at approximately $935,000 that will begin to expire in 2012 and net operating loss carryforwards valued at approximately $1,915,000 that will begin to expire in 2020.

For the year ended June 30, 2001, a net loss of $3,113,791 was incurred as compared to net loss for the year ended June 30, 2000 of $256,280. The net loss during fiscal 2001 was due to factors cited above, including cost overruns on certain projects, lower volume, lower gross margins, and increased interest expense.


Liquidity and Capital Resources

On July 31, 2000 and on October 31, 2001, the Company was scheduled to repay approximately $417,000 and $217,000, respectively, of the subordinated deferred indebtedness totaling $974,933 due to the former owners of Atlas. These repayments were withheld by the Company pending the litigation of the parties' disputes, which were ultimately settled as described below and in Item 3 of this Report.

At June 30, 2002, the Company had (1) $3,000,000 of Industrial Revenue Bond obligations, payable over the 12 years remaining in their term, (2) debt of $7,180,338 outstanding under a revolving credit facility with Bank One, Michigan ("Bank One") plus obligation for letters of credits issued thereunder (including in support of the $3,000,000 Industrial Revenue Bonds relating to Atlas' Copper Road facility), (3) deferred executive compensation obligations of $974,933 originally scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002, (4) a five year term loan from Bank One of $3,060,000, bearing interest at 125 basis points over the prime rate, incurred in February

2000 to purchase Westland, and (5) subordinated term debt (including accrued interest) of $3,200,000, payable to the former owner of Westland, Thomas G. Lee. This total of $16,965,271 compares to a total combined long-term debt financing and line of credit balance of $18,516,832 as of June 30, 2001. The decrease in indebtedness at June 30, 2002 is principally due to paying down the line of credit.

Since June 30, 2002, the Company entered into a settlement of the obligations due to Mr. Lee under which (1) $1,800,000 of the $3,200,000 of the principal and accrued interest outstanding under the Company's note to Mr. Lee was extinguished, (2) the Company paid $450,000 of the obligation on September 3, 2002 and (3) the Company agreed to pay the remaining $950,000 on an installment basis over a 40 month period. In addition, the Company made principal repayments to Bank One of $800,000 under the five-year term loan for the Westland purchase and approximately $1,975,000 under the revolving credit facility. As of the date of this Report, there is outstanding under the revolving credit facility $5,191,770 plus standby letters of credit of $3,210,353, and there is outstanding under the term loan $2,260,000,

Working capital deficit at June 30, 2002 was ($6,835,443) and the current ratio was (.63) to 1, as compared to working capital deficit of ($1,533,171) and a current ratio of (.91) to 1 for the Company at June 30, 2001.

Prior to the expiration of the Company's revolving credit facility with Bank One on January 31, 2002, the Company was not in compliance with certain financial covenants and borrowing base limitations thereunder. The Company also is not in compliance with certain financial covenants under its term loan with Bank One. To date, Bank One has not demanded that the Company repay either the term loan or the revolving credit facility. The Company and Bank One have, however, engaged in discussions concerning terms of forbearance, the terms of retirement of the revolving credit facility in the event of a refinancing with another bank lender and/or other lenders, and possible modification of the term loan, and Bank One has consented to the settlement with Mr. Lee. While Bank One is under no legal obligation to continue to forbear in demanding payment of outstanding obligations, management does not believe that it would be in Bank One's interest to take any action in the immediate future that could jeopardize the Company's efforts to refinance the obligations.

Since the expiration of the revolving credit facility with Bank One on January 31, 2002, the Company has been able to meet its working capital needs from cash generated from operations without borrowing additional funds under a line of credit In addition, since such time, the Company has sought to pay down its borrowings from Bank One when and as cash has become available from operations. If Bank One continues to forbear in demanding the immediate repayment of these obligations (as to which no assurance can be given), the Company believes that it can continue to operate in the immediate future as it has since January 31, 2002, when the revolving credit facility expired.

The Company does not, however, have funds available to it from its operations or otherwise to repay the amounts due under the credit facilities. The Company has engaged two investment banking firms to separately advise it in connection with a possible revolving credit facility (senior secured bank facility) and mezzanine financing (secured subordinated notes). In respect of a new revolving credit facility, the Company has initiated discussions with one prospective bank lender that has conducted due diligence review of the Company and its operations and scheduled submission of a prospective loan proposal to its credit committee to provide a revolving credit facility providing for borrowing availability based upon eligible receivables and work-in-progress of up to $6,000,000 principal amount and a new $3.0 million letter of credit (to replace an existing letter of credit under the Bank One credit facility). The Company also intends to seek to obtain mezzanine debt of up to $7,000,000 on market terms, which may include offering warrants to purchase common stock at a nominal exercise price or convertibility features.

Management is hopeful as to the ability of the Company to consummate suitable financing arrangements based upon factors including but not limited to (1) the apparent value of the tangible assets owned by the Company, (2) management's belief concerning the Company's current competitive position in its principal markets, (3) recent improvements the Company has made in its cost structure as is evident in cash flow and operating results prior to goodwill impairment costs for the fiscal year ending June 30, 2002, and (4) the ability of the Company to reduce indebtedness and to meet its expenses with cash generated from operations during the fiscal year ending June 30, 2002. However, if various important factors, such as those described under "Forward Looking Statements" in this Item 6 cause the Company to be unable to meet its objectives of obtaining a new revolving credit facility with another lender or, alternatively, renewing the existing facility with Bank One, modifying its existing term loan with Bank One to provide for a more favorable amortization schedule and obtaining mezzanine debt, all on suitable terms and in a timely manner, then the Company's operations could be materially adversely affected.

Contingencies

Atlas has accrued certain financial reserves for contingencies of bad debts; product warranty and health insurance run off costs.

Recent Accounting Standards

In July 2001, the Financial Accounting Statements Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. (See note 5 for additional analysis on SFAS 142.) SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted, although poolings initiated prior to June 30, 2001 are grandfathered. The Company adopted the provisions of SFAS No. 141 during the first quarter of fiscal 2002 without a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of SFAS No. 143 in the first quarter of fiscal year 2004. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, addressing financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for the fiscal year beginning July 1, 2002. The adoption of this statement will not have a significant impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No.'s 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.

As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses. The statement became effective in the first quarter of fiscal 2003 and is expected to have a favorable impact on the Compny as a result of the extinquishment of a portion of the Company's debt to Thomas Lee (see note 15 to the consolidated financial statemetns) or if any other lenders agree to extinquish debt,

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on the Company's historical financial position or results of operations.

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to general economic and business conditions, particularly in light of economic deterioration which has been exacerbated by the terrorist incidents of September 11, 2001, the threat of war with Iraq, and high profile accounting scandals which have raised questions as to the integrity of the stock markets , and in the automotive and other industries principally served by the Company, including continued flat or declining demand in the domestic and foreign markets for automobiles and automotive parts resulting in reduced demand for the Atlas' automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation equipment noncompetitive or obsolete; the risk that Atlas or Westland customers may be unwilling or unable to continue ordering products; the potential inability of the Company to renew or replace its credit facilities, as described under "Liquidity and Capital Resources" in this Item 7, due to the Company's inability to achieve adequate operating results or the continued tightening of the credit and capital markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Of the Company's indebtedness of $16,965,271 at June 30, 2002, obligations in the amount of $3,200,000 were fixed rate or fixed rate based obligations and the balance of approximately $14.2 million, were variable rate obligations. Assuming an immediate 10% increase, as of June 30, 2002, in the interest rates on all of the Company's variable rate obligations, the impact to the Company in annualized interest payable would be approximately $90,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In July 2001, the Company dismissed BDO Seidman as its auditors. The Company was unable at that time to reach an agreement with BDO Seidman as to appropriate compensation for BDO Seidman to re-certify its audit report dated September 12, 2000, except for Note 5, which is as of October 13, 2000. Accordingly, BDO Seidman has not been engaged to re-certify this report. Therefore, it has not conducted a "keep current" review of the Company's operations or financial condition, has not reviewed this annual report or Form 10-K or the financial statements included herein and has not re-issued its audit report dated September 12, 2000, except for Note 5 which is as of October 13, 2000.

The Company hereby incorporates by reference from its annual report on Form 10-K for the year ended June 30, 2000, the following: consolidated balance sheets of the Company at June 30, 1999 and 2000;

consolidated statements of operations for each of the years in the three year period ended June 30, 2000; consolidated statements of cash flows for each of the years in the three year period ended June 30, 2000; and the report of BDO Seidman dated September 12, 2000, except for Note 5 which is as of October 13, 2000, issued in connection with the foregoing, which financial statements and report are set forth in Exhibit 99.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in the Company's Form 8-K filed on July 31, 2001, the Company, in a cost-saving move, dismissed its former auditors, BDO Seidman, LLP. As disclosed in the Form 8-K, there were no disagreements between the Company and BDO Seidman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.



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


                                 Director
   Director               Age     Since    Current Position

   Class I Directors

   Jesse A. Levine        35      1993     Director, Chief Financial Officer,
                                           Vice President, Secretary and
                                           Treasurer
   Class II Director

   Michael D. Austin      51      1999     Director, President of the Company's
                                           Atlas Technologies, Inc. subsidiary
                                           and Vice President of Strategic
                                           Planning and Marketing of the Company
   Class III Directors

   Samuel N. Seidman      68      1993     Director, Chairman of the Board,
                                           President and Chief Executive Officer
   Alan H. Foster         77      1993     Director

The Company's Board of Directors is divided into three classes, each of which serves for a term of three years, with only one class of directors being elected in each year. The term of office of the Class II director will continue until the next annual meeting of the Company. The term of office of the Class III directors will continue until the annual meeting of the Company held in fiscal 2003. The term of office of the Class I director will continue until the annual meeting of the Company held in fiscal 2004. In each case, a director will hold office until the next annual meeting of stockholders at which his class of directors is to be elected.

Class I Director

Jesse A. Levine has been Secretary, Treasurer and a Director of the Company since its inception, Chief Financial Officer since June 1995 and a Vice President since May 1996. Since January 1992, Mr. Levine has been Vice President and then Senior Vice President of Seidman & Co., Inc., specializing in financial and business analysis, corporate finance, private placement financing, merger and acquisition, and corporate advisory services. Previously, Mr. Levine served as a commercial credit analyst for Society Bank, Michigan. Mr. Levine earned a B.A. degree, with highest honors distinction, in economics from the University of Michigan and obtained a chartered financial analyst certification in 1995. Samuel N. Seidman, the President, Chief Executive Officer, and Chairman of the Company, is Mr. Levine's uncle.

Class II Director

Michael D. Austin is currently the President of the Company's Atlas Technologies, Inc. subsidiary and Vice President of Strategic Planning and Marketing of the Company. From 1998 to 2000, Mr. Austin held the position of CEO and President of Atlas Technologies, Inc. From 1996 to 1998, Mr. Austin held the position of President of Atlas Technologies, Inc., and was primarily responsible for directing the marketing and sales activities of the company for determining the overall product directions, managing product research and development, and managing the application engineering department. From 1977 to 1996, Mr. Austin held various other management positions at Atlas Technologies, Inc., including Vice President of Operations, Vice President of Sales and Marketing, Sales Manager, and Controls Manager. From 1973 to 1977, Mr. Austin held various controls engineering and management positions at Fluid & Electric Control Co., including Chief Engineer. Mr. Austin serves on the board of directors or board of advisors of the Society of Manufacturing Engineers, the Flint-Genesee Economic Growth Alliance, the Genesee Area Focus Council, the Manufacturers Innovation Council, Kettering University, Baker College and Mott Community College. Mr. Austin holds U.S. and foreign patents for certain apparatus and methods for forming work pieces.

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

Alan H. Foster has been a Director of the Company since its inception. From 1986 until September 2001, he served as an Adjunct Professor of Finance and Corporate Strategy at the University of Michigan. Since 1978, Mr. Foster has been the principal of A.H. Foster & Company, a consulting firm, which serves as a consultant in corporate finance to foreign governments, and domestic and international clients. Currently, Mr. Foster is a director of Code-Alarm, Inc., a manufacturer of automobile security systems. For the last

12 years, Mr. Foster has served numerous times as a court-appointed trustee in bankruptcy for both Chapter 7 and Chapter 11 cases. He was employed by the American Motors Corporation from 1963 to 1978, where he first served as Director, Financial Planning and Analysis and then as Vice President and Treasurer for the last ten of those years. From 1953 to 1963, Mr. Foster worked at Sylvania Electric Products in various capacities, including Manager, Corporate Planning and Control. Mr. Foster is the author of Practical Business Management, published in 1962. Mr. Foster earned a B.S.B.A. degree from Boston College and an M.B.A. degree from Harvard Business School.

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

           Executive Officers                                        Current Position
Samuel N. Seidman                             Chairman of the Board, President and Chief Executive Officer
Jesse A. Levine                               Chief Financial Officer, Vice President, Secretary and
                                              Treasurer
James A. Kolinski                             Vice President, Operations of the Company and Chief Executive
                                              Officer of Atlas Technologies, Inc.
Michael D. Austin                             Vice President of Strategic Planning and Marketing of the
                                              Company and President of Atlas Technologies, Inc.
Robert J. Cuccaro                             Vice President, Corporate Controller of the Company and
                                              President of Westland Control Systems, Inc.


See "Directors" in this Item 10 above for a description of the business experience during at least the past five years of Messrs. Seidman, Levine and Austin.

Robert J. Cuccaro, 47 years of age, joined the company on May 26, 2000 as Vice President, Corporate Controller. In January 2001, Mr. Cuccaro was promoted to President of Westland Control Systems, Inc. From 1998 to 2000, Mr. Cuccaro held positions of General Manager and Controller for the Ring Group and Karmazin Products Corporation and was responsible for directing sales, human resources, production control, accounting and finance. From 1996 to 1998, Mr. Cuccaro held the position of Chief Financial Officer/Division Controller for Stewart Connectors Division, Inc. a subsidiary of Insilco Corporation. From 1994 to 1996, Mr. Cuccaro held various positions including Plant Controller and Corporate Controller with Clark Material Handling Corporation, a subsidiary of Terex Corporation. Previously, from 1982 to 1994, Mr. Cuccaro held various financial positions at UNISYS Corporation including Controller and Sales Director. Mr. Cuccaro has extensive international, manufacturing, financial reporting and systems experience. Mr. Cuccaro earned his B.S. degree from Rutgers University and attended graduate studies classes at Fairleigh Dickinson University in New Jersey.

James A. Kolinski, 61 years of age, was hired by the Company on October 16, 2000, as Vice President - Operations. In November 2000, Mr. Kolinski was promoted to CEO of Atlas Technologies, Inc. in addition to being the Vice President - Operations for the Company. Mr. Kolinski had been Chief Executive Officer and President of HPM Corporation, a $110 million manufacturer of equipment for plastic injection molding, metal extrusion and metal die-casting applications. Previously, for 6 years, Mr. Kolinski was President and Chief Operating Officer at Grove Worldwide LLC, a leading manufacturer of aerial work platforms with operations in the United States, United Kingdom, and France. Mr. Kolinski assisted in the development of Grove's strategic plan, which resulted in sales growth from $56 million to $205 million per annum. Mr. Kolinski had full Profit and Loss Statement responsibility at HPM, Grove, and previously as President and Director of Simon Aerials, a $55 million subsidiary of a $1 billion dollar per annum parent company, and before that with AAR Corporation, a $25 million per annum producer of powered industrial sweepers and scrubbers, and material handling equipment. Mr. Kolinski's employment arrangements provide incentives for Mr. Kolinski if the Company reaches certain higher levels of sales, sales growth, and earnings targets.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain of its officers and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the fiscal year ended June 30, 2002, each of its officers, directors and 10% stockholders complied with the Section 16(a) reporting requirements, except that a Form 3 was not timely filed for James A. Kolinski, the Vice President, Operations of the Company and Chief Executive Officer of Atlas Technologies, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation and Arrangements

During fiscal 2002, the Company's non-employee director, Alan H. Foster, received $18,000 per annum, payable quarterly.

Executive Officer Compensation

The following table shows all compensation paid by the Company for the fiscal years ended June 30, 2000, 2001 and 2002 to (1) the person who has served as the chief executive officer of the Company at all times since the beginning of fiscal 2002 (Samuel N. Seidman), and (2) each executive officer of the Company, other than the chief executive officer, who served as an executive officer at any time during fiscal 2002 and whose income exceeded $100,000 (James A. Kolinski and Robert J. Cuccaro) (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                     Annual Compensation                 Long Term Compensation
------------------------------------------------------------------------------------------------------
                                                                 Restricted    Securities
Name and                Fiscal Year                             Stock Awards   Underlying Options
Principal Position      ended June 30,   Salary ($)  Bonus ($)      (#)               (#)
------------------------------------------------------------------------------------------------------
Samuel N. Seidman,          2002          120,000      ---          ---                --
Chairman of the Board,      2001          120,000      ---          ---                ---
President and Chief         2000           78,750      ---          ---                ---
Executive Officer

James A. Kolinski,          2002          170,000    8,333          ---                ---
Vice President,             2001          170,000      ---          ---                ---
Operations of the           2000              ---      ---          ---                ---
Company and Chief
Executive Officer of
Atlas

Robert J. Cuccaro,          2002          103,000      ---          ---                ---
Vice President,             2001           95,000      ---          ---                ---
Corporate Controller        2000           85,000      ---          ---                ---
of the Company and
President of Westland

---------------

Option Awards and Values. No options or stock appreciation rights were awarded to any of the Named Executive Officers in fiscal 2002. The following table sets forth information concerning the aggregate number and values of options held by the Named Executive Officers as of June 30, 2002. None of the Named Executive Officers holds stock appreciation rights and none of such persons exercised any options in fiscal 2002.

                        Aggregate Year-End Option Values

                                    Number of unexercised options       Value of unexercised in the money
                                        at fiscal year end (#)           options at fiscal year end ($)

         Name                       Exercisable      Unexercisable      Exercisable        Unexercisable
         Samuel N. Seidman            158,833             ---               -$0-                ---
         James A. Kolinski                ---             ---                ---                ---
         Robert J. Cuccaro                ---             ---                ---                ---

Compensation Committee Interlocks and Insider Participation

The full Board of Directors of the Company serves as both the Company's Compensation Committee and, since January 1, 2002, the Audit Committee. There have not been since the beginning of fiscal 2002 any interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any person who has served on the Company's Board of Directors since that time. See Item 13 for a description of certain transactions and relationships of the Company with directors of the Company since the beginning of fiscal 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and accompanying footnotes set forth certain information as of September 30, 2002 with respect to the stock ownership of (1) each stockholder known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and nominee of the Company, (3) the Company's Chief Executive Officer, and (4) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Shares of Common Stock issuable upon exercise of options which are currently exercisable or exercisable within 60 days of the date of this report have been included in the following table. See Item 11 for additional information regarding the stock options granted to the indicated persons. The business address of the persons listed below is Productivity Technologies Corp., 201 South Main Street, 8th Floor, Ann Arbor, Michigan 48104.

Name of Beneficial             Number of Shares           Percentage of Shares
      Owner                    Beneficially Owned         Beneficially Owned(3)

Michael D. Austin                  312,600                       12.6%
Samuel N. Seidman                  285,083 (1)                   10.8%
Jesse A. Levine                    149,583 (1)(2)                 5.8%
Alan H. Foster                      43,250 (1)                    1.7%

         Ronald Prime               153,000                6.2%
         Robert J. Cuccaro                0                ---
         James A. Kolinski            5,000                0.2%
         All directors and          795,516(4)            28.8%
         executive officers as a
         group (4)


         (1) Includes shares of Common Stock issuable upon immediately exercisable warrants and options at prices ranging from $4.25 to $5.25 per share, as follows: Mr. Seidman - 158,833 shares; Mr. Levine - 106,333 shares; and Mr. Foster - 22,000 shares.

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

         (4) Includes shares of Common Stock issuable upon immediately exercisable warrants and options to all executive officers and directors.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Seidman & Co., Inc., an affiliate of the Company, makes available to the Company office space, as well ascertain office, administrative and secretarial services as may be required by the Company. The Company paid Seidman & Co., Inc. approximately $20,000 in the fiscal year ended June 30, 2002 for such services. Samuel N. Seidman, a director and the Chairman, President and Chief Executive Officer of the Company, is President of Seidman & Co., Inc., and Jesse A. Levine, a director, Chief Financial Officer, Vice President, Secretary and Treasurer of the Company, is Senior Vice President of Seidman & Co., Inc.

ITEM 14. CONTROLS AND PROCEDURES

Not applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements as listed on page F-1.
         2.  Financial Statement Schedules as listed on page F-1.
         3.  Exhibits as listed on the Exhibit Index.

(b)      Reports on Form 8-K.

         None

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                 C O N T E N T S

                                                                                   Page
                                                                                   ----
         CONSOLIDATED FINANCIAL STATEMENTS

           Report of independent certified public accountants                      F-1

           Consolidated balance sheets                                             F-3

           Consolidated statements of operations                                   F-4

           Consolidated statements of shareholders' equity                         F-5

           Consolidated statements of cash flows                                   F-6

           Notes to consolidated financial statements                              F-7 to F-31

               Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of Productivity Technologies Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Productivity Technologies Corp. and Subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Productivity Technologies Corp. and Subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations, has a working capital deficit and is in forbearance with its financial institution. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  DOEREN MAYHEW

August 23, 2002, except as to Note 5,
     which is as of October 11, 2002
Troy, Michigan

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          June 30,
                                                                                   2002                 2001
                                                                              ------------           ------------
Current Assets
   Cash                                                                        $  4,971,837            $    766,052
   Short-term investments, including accrued interest                               149,720                 243,136
   Contract receivables, net of allowance for doubtful
      accounts of $250,198 in 2002 and $340,000 in 2001 (note 3)                  2,898,107               5,533,773
   Costs and estimated earnings in excess of billings on
      uncompleted contracts (note 4)                                              1,773,141               7,172,626
   Inventories                                                                    1,211,249               1,463,559
   Prepaid expenses and other current assets                                        352,542                 356,102
   Deferred income taxes (note 9)                                                   282,000                 287,000
                                                                               ------------            ------------

          Total current assets                                                   11,638,596              15,822,248

Property and Equipment
   Land                                                                             591,514                 591,514
   Buildings and improvements                                                     4,917,459               4,911,665
   Machinery and equipment                                                        4,223,506               4,444,679
   Transportation equipment                                                          21,000                  21,000
                                                                               ------------            ------------

                                                                                  9,753,479               9,968,858
   Less accumulated depreciation                                                  3,042,568               2,738,043
                                                                               ------------            ------------

          Net property and equipment                                              6,710,911               7,230,815

Other Assets
   Goodwill (note 5)                                                              4,926,448               6,521,888
   Patents (note 5)                                                                 451,875                 686,859
   Deferred income taxes (note 9)                                                   468,000               1,051,000
   Other assets                                                                     297,959                 444,512
                                                                               ------------            ------------

          Total other assets                                                      6,144,282               8,704,259
                                                                               ------------            ------------

          Total assets (note 6)                                                $ 24,493,789            $ 31,757,322
                                                                               ============            ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current portion of long-term debt (note 6)                                  $ 12,190,338            $  9,831,899
   Accounts payable                                                               2,193,920               4,973,710
   Accrued expenses
      Commissions payable                                                           189,000                 248,000
      Warranty reserve                                                              315,000                 315,000
      Royalties payable                                                                   -                 265,398
      Payroll and related withholdings                                              370,178                 173,501
      Interest                                                                    1,122,552                 414,535
      Other                                                                         367,148                 251,393
   Billings in excess of costs and estimated earnings
      on uncompleted contracts (note 4)                                             750,970                 251,701
   Current maturities of executive deferred compensation
      agreements (note 12)                                                          974,933                 630,282
                                                                               ------------            ------------

          Total current liabilities                                              18,474,039              17,355,419

Long-Term Debt, Less Current Maturities (note 6)                                  3,800,000               7,710,000

Executive Deferred Compensation Agreements, Less Current
   Maturities (note 12)                                                                   -                 344,651

Shareholders' Equity (notes 7 and 8)
   Common stock; $.001 par value; 20,000,000 shares authorized;
         2,475,000 shares issued and outstanding                                      2,475                   2,475
   Additional paid-in capital                                                     9,966,408               9,966,408
   Deficit                                                                       (7,749,183)             (3,621,681)
                                                                               ------------            ------------

          Total shareholders' equity                                              2,219,700               6,347,202
                                                                               ------------            ------------

          Total liabilities and shareholders' equity                           $ 24,493,739            $ 31,757,272
                                                                               ============            ============

          See accompanying notes to consolidated financial statements.

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year Ended
                                                                           June 30,
                                                                   2002              2001
                                                              --------------    --------------
Revenues Earned                                               $   24,767,655    $   27,992,387

Cost of Revenues Earned                                           18,260,764        22,154,991
                                                              --------------    --------------

Gross Profit                                                       6,506,891         5,837,396

Selling, General and Administrative
  Expenses                                                         6,452,908         8,004,219

Impairment of Intangible Assets (note 5)                           2,087,308                 -
                                                              --------------    --------------

Loss From Operations                                              (2,033,325)       (2,166,823)

Other Income (Expenses)
  Interest expense                                                (1,668,519)       (1,605,164)
  Loss on disposal of equipment                                       (8,629)                -
  Interest income                                                     56,912            53,705
  Miscellaneous income                                                74,387            32,491
                                                              --------------    --------------

           Total other income (expenses)                          (1,545,849)       (1,518,968)
                                                              --------------    --------------

Loss Before Income Taxes (Benefit)                                (3,579,174)       (3,685,791)

Income Taxes (Benefit) (note 9)                                      548,328          (572,000)
                                                              --------------    --------------

Net Loss                                                      $   (4,127,502)   $   (3,113,791)
                                                              ==============    ==============

Basic Loss Per Share (note 1)                                 $        (1.67)   $        (1.26)
                                                              ==============    ==============

Diluted Loss Per Share (note 1)                               $        (1.67)   $        (1.26)
                                                              ==============    ==============

        See accompanying notes to the consolidated financial statements.

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                      Common                        Additional
                                      Stock           Common         Paid-in
                                      Shares          Stock          Capital         Deficit         Total
                                  --------------   ------------   --------------  ------------    -----------
Balance - July 1, 2000                 2,475,000   $      2,475   $    9,966,408  $   (507,890)   $ 9,460,993

Net Loss                                       -              -                -    (3,113,791)    (3,113,791)
                                  --------------   ------------   --------------  ------------    -----------

Balance - June 30, 2001                2,475,000          2,475        9,966,408    (3,621,681)     6,347,202

Net Loss                                       -              -                -    (4,127,502)    (4,127,502)
                                  --------------   ------------   --------------  ------------    -----------

Balance - June 30, 2002                2,475,000   $      2,475   $    9,966,408  $ (7,749,183)   $ 2,219,700
                                  ==============   ============   ==============  ============    ===========

           See accompanying notes to consolidated financial statements

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended
                                                                                               June 30,
                                                                                        2002              2001
                                                                                   --------------    --------------
Cash Flows From Operating Activities:
    Net loss                                                                       $ (4,127,502)     $ (3,113,791)
        Adjustments to reconcile net loss to net cash provided
            from operating activities:
            Depreciation                                                                619,653           664,849
            Amortization                                                                103,119           387,011
            Loss on disposal of property and equipment                                    8,629                 -
            Provisions for losses on contract receivables                               (89,802)          237,500
            Impairment of intangible assets                                           2,087,308                 -
            Inventory net realizable value reserve                                      (50,000)           50,000
            Deferred income taxes                                                       588,000          (572,000)
            Changes in assets and liabilities:
                Decrease in contract receivables                                      2,725,468         4,159,640
                Decrease in inventories, prepaid expenses,
                  other current assets, and other assets                                407,420           317,369
                Decrease in costs and estimated earnings in excess of
                  billings on uncompleted contracts - net                             5,898,754         2,776,873
                Decrease in accounts payable and accrued expenses                    (2,083,739)         (248,435)
                                                                                   --------------    --------------
                        Total adjustments
                                                                                     10,214,810         7,772,807
                                                                                   --------------    --------------
              Net cash provided from operating activities                             6,087,308         4,659,016

Cash Flows From Investing Activities:
    Purchase of property and equipment                                                 (108,378)         (187,386)
    Purchase of patent                                                                 (315,000)                -
    Proceeds from sale of short-term investments - net                                   93,416            66,949
                                                                                   --------------    --------------
              Net cash used in investing activities                                    (329,962)         (120,437)

Cash Flows From Financing Activities:
    Net payments on revolving credit agreement                                         (677,662)       (3,880,148)
    Payments on long-term debt                                                         (873,899)         (431,004)
                                                                                   --------------    --------------
              Net cash used in financing activities                                  (1,551,561)       (4,311,152)
                                                                                   --------------    --------------

Net Increase in Cash                                                                  4,205,785           227,427

Cash - Beginning                                                                        766,052           538,575
                                                                                   --------------    --------------
Cash - Ending                                                                      $  4,971,837      $    766,002
                                                                                   ==============    ==============

                         Supplemental Disclosure of Cash Flow Information
                         ------------------------------------------------
Cash paid during the year for interest                                             $    960,502      $  1,624,558
                                                                                   ==============    ==============

Cash paid during the year for income taxes                                         $          -      $          -
                                                                                   ==============    ==============

          See accompanying notes to consolidated financial statements

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 1 - Nature of Business and Significant Accounting Policies

         Nature of Business

         The Company is a manufacturer of automated industrial systems, machinery, equipment, custom electrical control panels and engineering services. It operates with three manufacturing plants, sales and engineering offices. Two of the manufacturing plants are located in Fenton, Michigan and the third plant is located in Westland, Michigan.

         Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotive-related customers have accounted for the majority of total annual sales. Sales are predominantly in the United States but, in recent years, the Company has targeted sales efforts in Canada, Mexico, Europe and Asia. Export sales during the year ended June 30, 2002 and 2001, amounted to approximately 23% and 24%, of annual sales.

         The Company operates in one segment. This is based on the fact that the Company's chief operating decision maker, the Company's chief executive officer, regularly reviews operating results, assesses performance and makes decisions about resources at the parent company level.

         Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such management estimates include an allowance for doubtful accounts receivable, recognition of profit under long-term contracts, valuation allowances against deferred income taxes, estimates related to recovery of long lived assets and accruals of product warranty and other liabilities.

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 1 - Nature of Business and Significant Accounting Policies - Continued

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of PTC and its wholly-owned subsidiaries, Atlas and Westland (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated upon consolidation.

         Cash Equivalents and Short-term Investments

         Cash equivalents are money market investments. Short-term investments, representing U.S. Treasury Bills with maturities of twelve months or less, are carried at cost, which approximates market value.

         Concentrations of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and contract receivables. While a significant portion of the Company's accounts receivable is concentrated with a few customers as shown below, the Company attempts to minimize its credit risk by reviewing all customers' credit histories before extending credit and by monitoring customers' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on contract receivables, if necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company's inability to collect on its contract receivables could have a material adverse effect on the Company's operations.

         The following individual customers accounted for 10% or more of total revenue for the fiscal years ended:

                                                      June 30,
                                               2002              2001
                                         ----------------  ---------------

         Ford Motor Company                     22%               24%
         Dana Corporation                       16%                -
         The Trane Company                       4%               23%

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 1 - Nature of Business and Significant Accounting Policies - Continued

         Concentrations of Credit Risk - Continued

         The following individual customers accounted for 10% or more of total accounts receivable for the fiscal years ended:

                                                            June 30,
                                                       2002         2001

                                                    ----------   ----------
           Ford Motor Company                           35%          36%
           Dana Corporation                             17%           -
           BMW Manufacturing Ltd.                        5%          17%
           The Trane Company                             -           23%

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

         Atlas Technologies, Inc.

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

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

Note 1 - Nature of Business and Significant Accounting Policies - Continued

         Revenue and Cost Recognition - Continued

         Changes in job performance, job conditions, estimated profitability, and final contract settlement may result in revisions to costs and income, and are recognized in the period the revisions are determined.

         The amount of earnings, which the Company will ultimately realize, would differ in the near term from the amounts estimated in the accompanying consolidated financial statements if total actual costs upon completion of a contract are either higher or lower than the amount estimated.

         Westland Control Systems, Inc.

         Revenues are recognized upon product shipment.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and primarily include raw materials and spare parts.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed on the straight-line and accelerated methods, generally using the following estimated useful lives:

           Building and improvements                           20 - 40 years
           Machinery and equipment                              3 - 10 years
           Transportation equipment                             2 - 5 years

         Goodwill and Intangible Assets

         The Company evaluates the recoverability of goodwill on an annual basis or in certain circumstances as required under Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets".

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 1 - Nature of Business and Significant Accounting Policies - Continued

         Goodwill and Intangible Assets - Continued

         Intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the fair value or the estimated future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset.

         The patents are amortized over their estimated useful lives of six to seventeen years using the straight-line method.

         Warranty

         The Company warrants under certain circumstances that its products meet certain agreed-upon manufacturing and material specifications. The Company records a warranty liability based on anticipated future claims.

         Health Insurance

         The Company was self-insured for certain losses relating to employee medical benefits. The Company discontinued its self-insured plan for the majority of health benefits during the year ended June 30, 2001 and now uses a third party insurer. The Company continues to be self-insured for vision and dental insurance.

         Income Taxes

         The Company follows the asset and liability method of accounting for income taxes specified by Statement of Financial Accounting Standards
         (SFAS) No. 109, "Accounting for Income Taxes". Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Items giving rise to deferred taxes include depreciation expense, goodwill impairment, and deferred executive compensation. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 1 - Nature of Business and Significant Accounting Policies - Continued

         Loss Per Share

         Loss per share reflected in the consolidated statement of operations is presented in accordance with SFAS No. 128, "Earnings per Share". The following presents the loss per share calculations:

                                                                                              June 30,
                                                                                      2002              2001
                                                                               -----------------  -----------------
            Numerator for basic and diluted earnings per share
               Net loss                                                        $      (4,127,502) $      (3,113,791)

            Denominator for basic and diluted earnings per share
               Weighted average shares outstanding                                     2,475,000          2,475,000

         Options to purchase shares of common stock were outstanding (see Notes 7 and 8), but were not included in the computation of diluted earnings per share because there was a net loss in fiscal 2002 and 2001; therefore any additional shares would be antidilutive.

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

         Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Statements Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. (See note 5 for additional analysis on SFAS 142.) SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted, although poolings initiated prior to June 30, 2001 are grandfathered. The Company adopted the provisions of SFAS No. 141 during the first quarter of fiscal 2002 without a material impact on the Company's financial position or results of operations.

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 1 - Nature of Business and Significant Accounting Policies - Continued

         Recent Accounting Pronouncements - Continued

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

         SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of SFAS No. 143 in the first quarter of fiscal year 2004. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, addressing financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for the fiscal year beginning July 1, 2002. The adoption of this statement will not have a significant impact on the Company's financial position or results of operations.

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 1 - Nature of Business and Significant Accounting Policies - Continued

         Recent Accounting Pronouncements - Continued

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No.'s 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, this statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.

         As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses. The statement became effective in the first quarter of fiscal 2003 and will effect the transaction noted in Note 15.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on the Company's historical financial position or results of operations.

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 2 - Going Concern

         The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and is in forbearance with its financial institution.

         Cash from operating activities was $6,087,308 for fiscal year 2002 compared to $4,659,016 in fiscal year 2001. The Company's future success will depend heavily on its ability to generate cash from operating activities and to meet its obligations as they become due.

         The Company continues to focus on initiatives that specifically address the need to increase and maintain cash provided from operating activities. Some of these initiatives have included, job cost initiatives, staff reductions and general and administrative cost controls. If the Company is not sufficiently successful in maintaining cash provided from operating activities and restructuring its credit arrangements, it may need to sell additional common stock or sell assets outside of the ordinary course of business in order to meet its obligations. Currently, the Company has initiated discussions with a financial institution to provide a replacement facility to repay amounts to its existing lender and to provide working capital. There is no assurance that the Company will be able to maintain cash flows from operations, obtain new institutional lending, sell additional common stock, or sell its assets for amounts at or in excess of book value.

         The Company's ability to restructure its credit agreements and obtain additional cash if and when needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 3 - Contract Receivables

         The contract receivables consist of the following:

                                                                                                             June 30,
                                                                                                      2002              2001
                                                                                               -----------------  -----------------
                 Billed
                    Completed contracts                                                         $      1,400,790  $       2,502,770
                    Uncompleted contracts                                                              1,747,515          3,371,003
                                                                                                ----------------  -----------------

                       Total contract receivables                                                      3,148,305          5,873,773

                 Less allowance for doubtful accounts                                                   (250,198)          (340,000)
                                                                                                ----------------  -----------------

                       Total                                                                    $      2,898,107  $       5,533,773
                                                                                                ================  =================


Note 4 - Costs and Estimated Earnings on Uncompleted Contracts

         Costs incurred on uncompleted contracts                                                $     24,633,492  $      28,888,443

         Estimated earnings on uncompleted contracts                                                   9,187,627         10,168,707
                                                                                                ----------------  -----------------

                       Total costs and estimated earnings incurred
                        on uncompleted contracts                                                      33,821,119         39,057,150

         Less billings to date                                                                        32,798,948         32,136,225
                                                                                                ----------------  -----------------

                       Total                                                                    $      1,022,171  $       6,920,925
                                                                                                ================  =================

         Included in the accompanying consolidated balance sheet under the following captions:

                 Costs and estimated earnings in excess of
                    billings on uncompleted contracts                                           $      1,773,141  $       7,172,626

                 Billings in excess of costs and estimated
                    earnings on uncompleted contracts                                                   (750,970)          (251,701)
                                                                                                ----------------  -----------------

                       Total                                                                    $      1,022,171  $       6,920,925
                                                                                                ================  =================

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 5 - Goodwill and Other Intangible Assets

         Goodwill

         The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2001. As defined by SFAS No. 142, the Company has identified two reporting units: 1) Atlas Technologies, Inc. (Atlas) and 2) Westland Control Systems, Inc. (Westland), which constitute components of the Company's business that include goodwill.

         For the fiscal year ended June 30, 2002, the Company completed the transitional and annual impairment tests and for the fourth quarter of fiscal 2002, Productivity Technologies Corp. and Subsidiaries recorded a charge to earnings of $1,595,440, or $.65 per diluted share, for the write-down of goodwill related its Westland reporting unit. The impairment charge is included in the caption "Impairment of Intangible Assets" in the statement of operations for the year ended June 30, 2002.

         This writedown resulted from management's consideration of factors related to the performance of the Westland reporting unit, including lower than projected sales, operating losses and negative cash flows. Based on these considerations and others, the Company updated its operating and cash flow projections for the Westland business. An analysis of the projected discounted future cash flows indicated that future recoverability of goodwill related to the Westland operations was uncertain. Accordingly, an impairment charge was recorded.

         The changes in the carrying amount of goodwill for fiscal 2002, are as follows

                                                      Westland           Atlas            Total
                                                  ----------------  ---------------  ----------------
           Balance as of June 30, 2001            $      4,273,690  $     2,248,198  $      6,521,888
           Impairment adjustment                        (1,595,440)               -        (1,595,440)
                                                  ----------------  ---------------  ----------------

           Balance as of June 30, 2002            $      2,678,250  $     2,248,198  $      4,926,448
                                                  ================  ===============  ================

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



Note 5 - Goodwill and Other Intangible Assets

         Goodwill - Continued

         Had the provisions of SFAS 142 been applied for the year ended June 30, 2001, the Company's net loss and net loss per share would have been as adjusted follows:

           Net loss, as reported                                   $ (3,113,791)
           Add back goodwill amortization                               342,020
                                                                   ------------

           Adjusted net loss                                       $ (2,771,771)
                                                                   ============


           Net loss per share:
           Basic and diluted net loss per share, as reported       $      (1.26)
           Add back amortization of goodwill                                .14
                                                                   ------------

           Basic and diluted net loss per share, as adjusted       $      (1.12)
                                                                   ============

         Patents and Other Intangible Assets

         Intangible assets excluding goodwill consist of the following:

                                                   June 30, 2002                                June 30, 2001
                                    --------------------------------------------  --------------------------------------------
                                        Gross                          Net           Gross                           Net
                                       Carrying     Accumulated        Book         Carrying     Accumulated         Book
                                        Amount      Amortization       Value         Amount      Amortization        Value
                                    -------------  -------------  --------------  -------------  -------------   -------------

                 Patent - Atlas     $     315,000  $      13,125  $      301,875  $           -  $           -   $           -
                 Patent - Westland        258,132        108,132         150,000        750,000         63,141         686,859
                 Non-compete
                    agreements            348,750        194,542         154,208        348,750        158,792         189,958
                 IRB closing fees         138,785         52,940          85,845        138,785         43,687          95,098
                                    -------------  -------------  --------------  -------------  -------------   -------------

                       Total        $   1,060,667  $     368,739  $      691,928  $   1,237,535  $     265,620   $     971,915
                                    =============  =============  ==============  =============  =============   =============

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 5 - Goodwill and Other Intangible Assets

         Patents and Other Intangible Assets - Continued

         At June 30 2002, the Company evaluated its patents and other intangible assets for impairment. The Company has determined that the Westland patent carrying amount is not recoverable and its carrying amount exceeds its fair value. The impairment loss is a result of a lack of sales opportunities afforded by the patent and a lack of corresponding cash flows generated by the patent. As a result, an impairment loss of $491,868 has been recognized in the statement of operations in the caption "Impairment of Intangible Assets" for the year ended June 30, 2002.

         All of the Company's patents and other intangible assets are subject to amortization. Amortization expense totaled $103,119 and $387,011, respectively for the years ended June 30, 2002 and 2001.

         Estimated future amortization expense is as follows:

                 2003                                             $      105,360
                 2004                                                    105,360
                 2005                                                    105,360
                 2006                                                    105,360
                 2007                                                    105,360

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 6  -  Notes Payable and Long-Term Debt

                                                                                                       June 30,
                                                                                                2002              2001
                                                                                           -------------     --------------
           Revolving credit agreements with a bank. The agreements are in forbearance at June 30, 2002. The amount that may be borrowed under this agreement was limited to specified percentages of contract receivables, work-in process and property and equipment of Atlas. The revolving credit agreements provide for outstanding borrowings to bear interest at a rate equal the bank's prime rate less 1/4% to plus 1%, (the bank's prime rate was 4.75% at June 30,
               2002). Borrowings under this agreement are secured by
               substantially all assets of Atlas                                           $   7,180,338     $    7,858,000

           First mortgage note payable - see item (1) on page F-22                             3,000,000          3,300,000
                                                                                           -------------     --------------

                           Total - this page                                                  10,180,338         11,158,000

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 6  -  Notes Payable and Long-Term Debt - Continued

                                                                                                       June 30,
                                                                                               2002               2001
                                                                                           -------------     --------------
                       Total - from previous page                                          $  10,180,338     $   11,158,000

           $3,600,000 term loan with a bank used for the purchase of Westland.
               This agreement is in forbearance at June 30, 2002. The agreement provides for outstanding borrowings to bear interest at a rate equal to the bank's prime rate (which was 4.75% at June 30, 2002)
               plus 1 1/4% payable monthly. Minimum principal payments on the outstanding borrowings are due as follows: February 2003 -
               $900,000; February 2004 - $900,000; and February 2005 -
               $1,260,000. Borrowings under this agreement are secured by
               substantially all assets of the Company                                         3,060,000          3,600,000

           Subordinated term loans with the former owner of Westland. The agreements provide for outstanding borrowings to bear interest at a rate of 9.25%. Principal payments were to commence in five equal installments beginning in February 2001, the term notes are
               unsecured (see note 15)                                                         2,750,000          2,750,000

           Other                                                                                       -             33,899
                                                                                           -------------     --------------

                       Total                                                                  15,990,338         17,541,899

           Less current portion of long-term debt                                             12,190,338          9,831,899
                                                                                           -------------     --------------

                       Total debt reflected as long-term                                   $   3,800,000     $    7,710,000
                                                                                           =============     ==============

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 6  -  Notes Payable and Long-Term Debt - Continued

           (1) In January 1997, the Company borrowed $4,500,000 in connection with variable rate industrial revenue bonds issued by The Economic Development Corporation of the County of Genesee. The note is payable in amounts of $400,000 per year for fiscal years 2000-2001 and then $300,000 per year through fiscal 2012. Interest is payable quarterly and is set weekly by the remarketing agent at a level which allows the bonds to be sold at par. The interest rate at June 30, 2002 was approximately 4%. To enhance the marketability of the bonds and guarantee payment of the bonds on the Company's behalf, a bank has issued its Letter of Credit through December 2001, whereby a fee of 1% is charged annually. Also, the bonds are secured by a first mortgage note secured by substantially all assets of the Company.

           The amounts of long-term debt coming due during the five years ending June 30, 2007 and thereafter are as follows:

                 2003                                              $  12,190,338
                 2004                                                    850,000
                 2005                                                    850,000
                 2006                                                    300,000
                 2007                                                    300,000
                 Thereafter                                            1,500,000

           Interest expense for the years ended June 30, 2002 and 2001, amounted to $1,668,519 and $1,605,164, respectively.

           In May 2002, the Company received notice of cancellation by the bank of their interest rate swap due agreement due to the forbearance described below which resulted in a loss of $388,000 for the year ended June 30, 2002.

           The Company's revolving credit agreement and term loan with a bank impose financial levels of tangible capital funds, specified leverage ratios (debt to equity), and fixed expense coverage. At June 30, 2002, the Company was in forbearance with the bank for the majority of its financing resulting in all debt associated with the bank to be classified as current liabilities in the amount of $10,240,338. Should the Company not be able to find a suitable replacement credit agreement with another lender the potential exercise of the current banks rights under default could have a material adverse effect on the Company's operations including the discontinuance of Company operations.

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 7  -  Shareholders' Equity

           On July 5, 1994, PTC consummated its Offering of 1,700,000 units ("Units"). (425,000 shares had been previously issued for $25,000). Each Unit consisted of one share of PTC's common stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitled the holder to purchase from PTC one share of common stock at an exercise price of $5.00 during the period commencing May 24, 1996, and ending June 24, 2002. The expired Warrants would have been redeemable at a price of $.01 per Warrant upon 30 days notice at any time, only in the event that the last sale price of the common stock is at least $8.50 per share for 20 consecutive trading days ending on the third day prior to date on which notice of redemption is given.

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

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 8  -  Employee Benefit Plans

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

           At June 30, 2002 the Company has selected not to perform a Black-Scholes valuation of the options granted and outstanding to management and employees. The lowest strike price of these options granted to management approximate $1.50 which is considerably above the Company's share price trading range in the past two years. Given the strike price is considerably higher the last year's trading range, relatively short time to maturity, relatively low volatility in comparison to strike price and thinly traded quantity of the stock. The Black-Scholes model would indicate only a nominal option value. Thus, the Company elected to not perform the Black Scholes analysis of the outstanding options.

           A summary of the status of the Company's stock options for the years ended June 30, 2002 and 2001 are as follows:

                                                                       Weighted
                                                                        Average          Exercise
                                                                        Shares             Price
                                                                     -------------     -------------
              Outstanding and exercisable - beginning                      289,167     $        3.00
              Granted                                                            -                 -
              Expired                                                            -                 -
              Exercised                                                          -                 -
                                                                     -------------     -------------

              Outstanding and exercisable - ending                         289,167     $        3.00
                                                                     =============     =============

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 8  -   Employee Benefit Plans - Continued

        The following summarizes information regarding stock options outstanding and exercisable at June 30, 2002 and 2001:

                                                                    Weighted Average
                                                             ------------------------------
                                             Options
                                           Outstanding        Remaining
                       Range of                and           Contractual        Exercisable
                    Exercise Prices        Exercisable          Life               Price
                   ----------------        -----------       -----------        -----------
                   $ 1.375 - $ 5.00          289,167           2 years          $      3.00

Note 9  -  Income Taxes

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

           Significant components of the Company's deferred tax assets and (liabilities) are as follows:

                                                                          June 30,
                                                                   2002              2001
                                                              --------------    ---------------
             Current
                Warranty accrual                              $      107,100    $       107,100
                Inventory net realizable value reserve                34,000             51,000
                Other                                                140,900            128,900
                                                              --------------    ---------------

                       Net current deferred tax asset         $      282,000    $       287,000
                                                              ==============    ===============

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



Note 9  -  Income Taxes - Continued

                                                                                             June 30,
                                                                                     2002            2001
                                                                                -------------   -------------
                 Non-Current
                    Depreciation and basis of assets                            $   (796,000)   $    (700,000)
                    Impairment of intangible assets                                  570,000                -
                    Research credit carry forward                                  1,165,000          935,000
                    Net operating loss carry forwards                              2,145,000        1,915,000
                    Executive deferred compensation agreement                        302,800          302,800
                    Other                                                             38,700           10,800
                    Valuation allowance                                           (2,957,500)      (1,412,600)
                                                                                -------------   -------------

                       Net non-current deferred tax asset                       $    468,000    $   1,051,000
                                                                                =============   =============


              At June 30, 2002, the Company had aggregated net operating losses of approximately $6,309,000 for income tax purposes which begin to expire in 2020. In addition, the Company had tax research credit carry forwards of approximately $1,165,000, which will begin to expire in 2012.

              For financial reporting purposes, due to prior year operating losses, and uncertainty in realization the Company has increased its valuation allowance from $1,412,600 to $2,957,500 against the net operating loss carry forwards and other deferred tax assets. The amount of the remaining deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

              The significant components of income tax expense (benefit) is as follows:

                                                                                             June 30,
                                                                                     2002            2001
                                                                                 ------------     -----------
                 Federal
                    Current                                                      $   (39,672)     $        -
                    Deferred                                                         588,000        (572,000)
                                                                                 ------------     -----------

                           Total income taxes (benefit)                          $   548,328      $ (572,000)
                                                                                 ============     ===========

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



Note 9  - Income Taxes - Continued

        The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense benefit is as follows:

                                                                                June 30,
                                                                          2002            2001
                                                                     ------------    -------------
            Tax expense benefit at statutory rate                    $ (1,217,000)   $  (1,253,000)
            Valuation allowance, tax research credit
              valuation and other non-deductible items                  1,781,000          699,000
            Other - net                                                   (15,672)         (18,000)
                                                                     -------------   --------------

                    Total income tax benefit                         $    548,328    $    (572,000)
                                                                     =============   ==============


Note 10 - Operating Lease Commitments

          The Company entered into a new building leasing agreement in April 2001 with the term beginning July 2001 and ending June 2007 for its Westland subsidiary. Rent expense for the years ended June 30, 2002 and 2001, totaled $275,486 and $244,862, respectively. Minimum rental payments under this noncancelable lease, which contains a five-year renewal option, at June 30, 2002, are as follows:

                 2003                                                                $     214,867
                 2004                                                                      214,867
                 2005                                                                      214,867
                 2006                                                                      214,867

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



Note 11 - Export Sales

          A breakdown of export sales, based on shipment destination, is as follows:

                                                                              June 30,
                                                                       2002              2001
                                                                 --------------    ---------------
                 United States                                   $   19,053,264    $    21,313,623
                 France                                               1,217,595                  -
                 Brazil                                               1,569,391                  -
                 China                                                1,464,331          1,109,200
                 Mexico                                                 769,624          1,371,605
                 England                                                443,691          2,746,052
                 Germany                                                136,726          1,073,016
                 Canada                                                 109,586            290,023
                 Other foreign countries                                  3,447             88,868
                                                                 --------------    ---------------

                        Total                                    $   24,767,655    $    27,992,387
                                                                 ==============    ===============


Note 12 - Bonus Restructuring

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

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 12 - Bonus Restructuring - Continued

          Each executive also received 150,000 shares of restricted common stock of the Company issued during fiscal 1999. The restricted common stock has been valued at market value less a 30% discount for lack of marketability. Included in the accompanying consolidated financial statements as of and for the years ended June 30, 2002 and 2001 related to these amended agreements are the following:

                                                                                             June 30,
                                                                                       2002              2001
                                                                                  ------------     -------------
                 Consolidated Balance Sheet

                   Current maturities of executive
                     deferred compensation agreements                             $    974,933     $     630,282
                                                                                  ============     =============

                 Executive deferred compensation
                 agreements, less current maturities                              $          -     $     344,651
                                                                                  ============     =============

Note 13 - Legal Proceedings

          The Company is a party to routine litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. (see Note 15 for additional legal proceedings)

Note 14 - Quarterly Results of Operations (Unaudited)

          The following tables present Productivity Technologies Corp. and Subsidiaries condensed operating results for each of the eight fiscal quarters for the period ended June 30, 2002. The information for each of these quarters is unaudited. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with Productivity Technologies Corp. and Subsidiaries consolidated financial statements and the notes there to, the Independent Auditors Report and Managements Discussions and Analysis of Financial Condition and Results of Operations.

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 14 - Quarterly Results of Operations (Unaudited) - Continued

          The Independent Auditors Report contains an explanatory paragraph that states that our recurring losses from operations, working capital deficit, and forbearance with our financial lender raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from any the outcome of that uncertainty.

                                                                  Three months ended (In thousands)
                                   =================================================================================================
                                    June 30,      March 31,   Dec. 31,    Sept. 30,     June 30,     March 31,   Dec. 31,  Sept. 30,
                                      2002          2002        2001        2001          2001         2002       2000       2000
                                   =========      =========   ========    =========     ========     ========    ========  =========
Revenues                           $   5,414      $   5,837   $  6,057    $   7,460     $   8,531    $   4,205   $ 6,980   $  8,276
Cost of revenues                       3,604          4,512      4,591        5,554         6,138        3,858     5,687      6,472
Net income (loss)                     (3,396)          (325)      (324)         (83)         (862)      (1,231)     (728)      (293)
Net income (loss) per share:
Basic                                  (1.37)         (0.13)     (0.13)       (0.03)        (0.35)       (0.50)    (0.29)     (0.12)
Diluted                                (1.37)         (0.13)     (0.13)       (0.03)        (0.35)       (0.50)    (0.29)     (0.12)
Shares used in computing per
share amounts:
Basic                                  2,475          2,475      2,475        2,475         2,475        2,475     2,475      2,475
Diluted                                2,475          2,475      2,475        2,475         2,475        2,475     2,475      2,475

          During the fourth quarter ended June 30, 2002 the Company recorded material forth quarter adjustments for the impairment of intangibles ($2,087,308), the increase in the valuation allowance for deferred taxes ($588,000) and the recording of additional interest expense ($377,000) related to the unwinding of a swap agreement.

                         PRODUCTIVITY TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



Note 15 - Subsequent Events

          Legal Proceedings

          In March 2001, the Company filed suit as plaintiff in the State of Michigan Sixth Judicial District Court in Oakland County, Michigan against Thomas G. Lee, the former owner and operator of Westland. On September 3, 2002, PTC settled the lawsuit with Mr. Lee. Under the settlement terms, PTC and Westland agreed to pay Mr. Lee approximately $1.4 million in full consideration for approximately $3.2 million outstanding in principal and accrued interest due to Mr. Lee which was in dispute. The subordinated security interest of Mr. Lee in assets of Atlas and Westland as initially negotiated at the time of PTC's purchase of Westland in February 2000 shall continue. $458,000 of the $1.4 million was paid to Mr. Lee at settlement closing. The balance of $950,000 is scheduled to be paid over approximately 40 months from closing, at $25,000 per month including principal and interest starting in the third month after settlement closing through the 39th month after settlement closing. A balance of approximately $5,700 is scheduled to be paid in the 40th month after settlement closing. In addition, Westland is scheduled to pay Mr. Lee $50,000 in the 12th and 24th months after settlement closing. All of the settlement amounts scheduled to be paid as outlined above, approximating $950,000, remain subordinated to the existing or a successor senior lender under existing loan agreements and any extensions or modifications. In addition, Mr. Lee shall be obligated to subordinate his continuing security interest in the assets of Atlas to a new senior lender.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned herewith duly authorized.

October 14, 2002 PRODUCTIVITY TECHNOLOGIES CORP.

By:  /s/  Samuel N. Seidman
     --------------------------
         Samuel N. Seidman
         Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         ------------------------------------------------------------------------------------------------------
           /s/  Samuel N. Seidman               Chairman, Chief Executive Officer,          October 14, 2002
         Samuel N. Seidman                      President and Director (Principal
                                                Executive Officer)
         ------------------------------------------------------------------------------------------------------
         /s/  Michael D. Austin                 Director                                    October 14, 2002
         Michael D. Austin
         ------------------------------------------------------------------------------------------------------
         /s/  Jesse A. Levine                   Vice President, Secretary, Treasurer        October 14, 2002
         Jesse A. Levine                        and Director and Chief Financial
                                                Officer (Principal Financial Officer)
         ------------------------------------------------------------------------------------------------------
         /s/ Robert J. Cuccaro                  Vice President, Corporate Controller        October 14, 2002
         Robert J. Cuccaro                      (Principal Accounting Officer)
         ------------------------------------------------------------------------------------------------------
         /s/ Alan H. Foster                     Director                                    October 14, 2002
         Alan H. Foster
         ------------------------------------------------------------------------------------------------------

                                 CERTIFICATIONS

I, Samuel N. Seidman, the Chairman, Chief Executive Officer and President of Productivity Technologies Corp., certify that:

1. I have reviewed this annual report on Form 10-K of Productivity Technologies Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 14, 2002

/s/ Samuel N. Seidman
---------------------
     Samuel N. Seidman
     Chairman, Chief Executive Officer and President

I, Jesse A. Levine, the Vice President, Secretary, Treasurer and Chief Financial Officer of Productivity Technologies Corp., certify that:

1. I have reviewed this annual report on Form 10-K of Productivity Technologies
Corp.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 14, 2002

/s/ Jesse A. Levine
-------------------
     Jesse A. Levine
     Vice President, Secretary, Treasurer and Chief Financial Officer


                                  EXHIBIT INDEX



   3.1   Certificate of Incorporation (1)
   3.2    Amendment to Certificate of Incorporation filed May 28, 1996 (2)
   3.3   By-laws (1)
   4.1   Form of Common Stock Certificate of the Company (1)
   10.3  1996 Performance Equity Plan of the Company (3)
   10.4  Asset Purchase Agreement dated as of February 23, 2000 among WCS
                  Acquisition Corp., Productivity Technologies Corp., Westland Control Systems, Inc. and Thomas G. Lee (4)
   16.1  Letter regarding change in certifying accountant (5)
   21.1  List of Subsidiaries. (6)
   99.1  Consolidated balance sheets of the Company at June 30, 1999 and 2000;
              consolidated statements of operations for each of the years in the three year period ended June 30, 2000; consolidated statements of cash flows for each of the years in the three year period ended June 30, 2000; and the report of BDO Seidman dated September 12, 2000, except for Note 5 which is as of October 13, 2000, issued in connection with the foregoing, all as filed in the Company's annual report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference. (6)
   99.2  Certification of Chief Executive Officer and Chief Financial Officer
              pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (6)

-----------------------------
   (1) Filed as an exhibit to Registration Statement on Form S-1, No. 33-78188, and incorporated herein by reference.
   (2) Filed as an exhibit to Report on Form 8-K filed June 7, 1996 and incorporated herein by reference.
   (3) Filed as an exhibit to Report on Form 10-K for fiscal year ended March 31, 1996 and incorporated herein by reference.
   (4) Filed as an exhibit to Report on Form 8-K/A dated May 3, 2000 and incorporated herein by reference.
   (5) Filed as an exhibit to Report on Form 8-K dated July 31, 2001 and incorporated herein by reference.
   (6) Filed herewith.