Form 10-K/A
period 2002-06-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2002-11-15
CIK 911787

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the fiscal year ended June 30, 2002

     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the transition period from ________ to _______

                        Commission file number 0-24242

                         PRODUCTIVITY TECHNOLOGIES CORP.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            13-3764753
            --------                                            ----------
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

        Class                                Outstanding at September 30, 2002
   ----------------                          ---------------------------------
Common stock, $.001 par value                           2,475,000 shares

Documents Incorporated by Reference: Not applicable

                                     PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements and Schedules are as listed on pages F-1 and F-32.

In July 2001, the Company dismissed BDO Seidman as its auditors. The Company was unable at that time to reach an agreement with BDO Seidman as to appropriate compensation for BDO Seidman to re-certify its audit report dated September 12, 2000, except for Note 5, which is as of October 13, 2000. Management considered the $40,000 fee proposed to be charged by BDO Seidman to perform a "keep current" review of the Company and re-certify its audit report to be excessive. In the experience of advisers to the Company, an auditor would typically charge a fee less than $10,000 for such procedures. However, BDO Seidman refused to reduce its fee to a level management considered to be acceptable. Accordingly, BDO Seidman was not engaged to re-certify its report.

The Company had sought to comply with the requirements of providing audited financial and cash flow statements for the year ended June 30, 2000 by incorporating by reference the financial statements and the signed report of BDO Seidman dated September 12, 2000, except for Note 5 which is as of October 13, 2000, which were included in the Company's annual report on Form 10-K for the year ended June 30, 2000. However, the staff of the Securities and Exchange Commission has advised the Company that it will not accept this method of presenting the financial information for such period. Accordingly, the Company has amended its 10-K to present in this Item 8 the Company's results for the year ended June 30, 2000 as unaudited.

The presentation of unaudited results is considered to be deficient under the rules of the Securities and Exchange Commission. The Company intends to rectify this deficiency by having its current auditor, Doeren Mayhew, perform a new audit for the year ended June 30, 2000 in a timely manner. Upon completion of this audit, the Company intends to further amend its 10-K to include such audited results therein.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.  Audited Financial Statements as of and for the years ended June 30,
             2002 and 2001 as listed on page F-1.
         2. Unaudited Financial Statements for the year ended June 30, 2000 and accompanying Financial Statement Schedule as listed on page F-32.
         3.  Exhibits as listed on the Exhibit Index.

(b)      Reports on Form 8-K.
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002

PRODUCTIVITY TECHNOLOGIES CORP.

/s/ Jesse A. Levine
------------------------
    Jesse A. Levine
    Vice President, Secretary, Treasurer and Chief Financial Officer

                                 CERTIFICATIONS

I, Samuel N. Seidman, the Chairman, Chief Executive Officer and President of Productivity Technologies Corp., certify that:


1. I have reviewed this amendment to annual report on Form 10-K/A of Productivity Technologies Corp.;

2. Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 14, 2002

/s/ Samuel N. Seidman
------------------------
    Samuel N. Seidman
    Chairman, Chief Executive Officer and President

I, Jesse A. Levine, the Vice President, Secretary, Treasurer and Chief Financial Officer of Productivity Technologies Corp., certify that:

1. I have reviewed this amendment to annual report on Form 10-K/A of Productivity Technologies Corp.;

2. Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 14, 2002

/s/ Jesse A. Levine
------------------------
    Jesse A. Levine
    Vice President, Secretary, Treasurer and Chief Financial Officer


                                  EXHIBIT INDEX

  3.1   Certificate of Incorporation. (1)
  3.2   Amendment to Certificate of Incorporation filed May 28, 1996. (2)
  3.3   By-laws. (1)
  4.1   Form of Common Stock Certificate of the Company. (1)
 10.3   1996 Performance Equity Plan of the Company. (3)
 10.4   Asset Purchase Agreement dated as of February 23, 2000 among WCS Acquisition Corp.,
         Productivity Technologies Corp., Westland Control Systems, Inc. and Thomas G. Lee. (4)
 16.1   Letter regarding change in certifying accountant. (5)
 21.1   List of Subsidiaries. (6)
 99.1   Certification of Chief Executive Officer and Chief Financial Officer as to
         Annual Report on Form 10-K pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (6)
 99.2   Certification of Chief Executive Officer and Chief Financial Officer as to Amendment No. 1 to
         Annual Report on Form 10-K/A pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (7)
 --------------------------

(1) Filed as an exhibit to Registration Statement on Form S-1, No. 33-78188, and incorporated herein by reference.
(2) Filed as an exhibit to Report on Form 8-K filed June 7, 1996 and incorporated herein by reference.
(3) Filed as an exhibit to Report on Form 10-K for fiscal year ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to Report on Form 8-K/A dated May 3, 2000 and incorporated herein by reference.
(5) Filed as an exhibit to Report on Form 8-K dated July 31, 2001 and incorporated herein by reference.
(6) Filed as an exhibit to the original Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference.
(7) Filed herewith.

                                 C O N T E N T S

                                                                                                        Page
                                                                                                        ----
         CONSOLIDATED FINANCIAL STATEMENTS

           Report of independent certified public accountants                                            F-1

           Consolidated balance sheets at June 30, 2002 and 2001                                         F-3

           Consolidated statements of operations for the years ended June 30, 2002 and 2001              F-4

           Consolidated statements of shareholders' equity for the years ended June 30, 2002 and 2001    F-5

           Consolidated statements of cash flows for the years ended June 30, 2002 and 2001              F-6

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

                                    CONTENTS

Consolidated statement of operations for the year ended June 30, 2000 (unaudited)                F-33

Consolidated statement of cash flows for the year ended June 30, 2000 (unaudited)                F-34

Notes to unaudited consolidated financial statements                                             F-36

Schedule II - Valuation and Qualifying Accounts for the year ended June 30, 2000 (unaudited)     F-53

                                Productivity Technologies Corp. and Subsidiaries

                                 Unaudited Consolidated Statements of Operations

--------------------------------------------------------------------------------




                                                       Year Ended June 30, 2000
--------------------------------------------------------------------------------
Revenues Earned                                                     $33,230,195

Cost of Revenues Earned                                              26,334,826
--------------------------------------------------------------------------------

Gross Profit                                                          6,895,369

Selling, General and
 Administrative Expenses                                              6,332,966
--------------------------------------------------------------------------------

Income From Operations                                                  562,403
--------------------------------------------------------------------------------

Other Income (Expense)
 Interest expense                                                    (1,307,732)
 Interest income                                                         66,843
 Gain on disposal of assets                                                 650
 Miscellaneous                                                           58,556
--------------------------------------------------------------------------------

Total Other Expense                                                  (1,181,683)
--------------------------------------------------------------------------------

Loss Before Income Taxes                                               (619,280)

Income Tax Expense (Benefit) (Note 8)                                  (363,000)
--------------------------------------------------------------------------------

Net Loss                                                            $  (256,280)
--------------------------------------------------------------------------------

Basic Earnings (Loss) Per Share (Note 1)                            $      (.10)
--------------------------------------------------------------------------------

Diluted Earnings (Loss) Per Share (Note 1)                          $      (.10)
--------------------------------------------------------------------------------

     See accompanying notes to unaudited consolidated financial statements.

                                Productivity Technologies Corp. and Subsidiaries

                                 Unaudited Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------



                                                       Year Ended June 30, 2000
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                                          $  (256,280)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
    Depreciation                                                       601,654
    Amortization                                                       318,640
    Provisions for losses on contract receivables                       (7,500)
    Inventory net realizable value reserve                            (200,000)
    Deferred income taxes                                             (335,000)
    Gain on disposal of assets                                            (650)
    Changes in operating assets and liabilities, net
     of acquisition
       Contract receivables                                         (1,813,341)
       Inventories, prepaid expenses and other                        (461,647)
       Costs and estimated earnings in excess of
        billings on uncompleted contracts-net effect                  (331,370)
       Accounts payable, accrued expenses
        and other                                                    2,549,674
------------------------------------------------------------------------------

Net Cash Provided By Operating Activities                               64,180
------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Purchase of Westland                                               (3,890,621)
 Expenditures for property and equipment                              (356,198)
 Proceeds from sale of short-term  investments-net                      81,974
 Collections on notes receivable                                        18,566
 Proceeds from sale of property and equipment                              650
 ------------------------------------------------------------------------------

Net Cash Used In Investing Activities                               (4,145,629)
------------------------------------------------------------------------------

     See accompanying notes to unaudited consolidated financial statements.

                                Productivity Technologies Corp. and Subsidiaries

                                 Unaudited Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

                                                        Year Ended June 30, 2000
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Proceeds from additions of long-term debt                            3,600,000
 Net borrowings (payments) on revolving
    credit agreement                                                  1,552,008
 Payments on long-term debt                                            (776,384)
--------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                             4,375,624
--------------------------------------------------------------------------------

Net Increase In Cash                                                    294,175

Cash, at beginning of year                                              244,400
--------------------------------------------------------------------------------

Cash, at end of year                                                 $  538,575
--------------------------------------------------------------------------------

Supplemental Cash Flow Information
 Cash Paid During the Year For
   Interest                                                          $1,219,447
--------------------------------------------------------------------------------

Supplemental Noncash Investing and
 Financing Activities
   Purchase of Westland with notes payable                           $2,750,000
--------------------------------------------------------------------------------

     See accompanying notes to unaudited consolidated financial statements.

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

                  Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotive-related customers have accounted for the majority of total annual sales. Sales are predominantly in the United States but, in recent years, the Company has targeted sales efforts in Canada, Mexico, Europe and Asia. Export sales during the twelve months ended June 30, 2000 amounted to approximately 15% of annual sales.

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

                  Earnings Per Share

                  Earnings per share reflected in the consolidated statements of operations are presented in accordance with SFAS No. 128, "Earnings per Share". The following table presents the earnings per share calculations:

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------



                  Year Ended June 30,                      2000
                  ---------------------------------------------------
                  Numerator for Basic and
                  Diluted   Earnings Per Share
                       Net income (loss)               $  (256,280)
                  ---------------------------------------------------

                  Denominator for Basic and
                  Diluted Earnings Per Share

                       Weighted average shares
                       outstanding                  2,475,000

                  ---------------------------------------------------



                  Options to purchase shares of common stock were outstanding (see Notes 6 and 7) but were not included in the computation of diluted earnings per share because there was a net loss in fiscal 2000; therefore any additional shares would be antidilutive.

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
                  --------------------------------------------------------------

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------



                  Unaudited proforma financial information as if the acquisition of Westland had taken place July 1, 1999 is as follows:

                                                           2000
                  ------------------------------------------------

                  Revenues                          $38,491,000
                  Net income                            464,000
                  ------------------------------------------------

                  Earnings Per Share - Basic
                  and Diluted                               .19
                  ------------------------------------------------

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

                  On May 23, 1996, PTC acquired all the outstanding shares of Atlas for cash of $6,900,000, and related acquisition costs of approximately $337,060. During fiscal 1998, a final purchase price adjustment resulted in $220,000 of additional goodwill. The acquisition, which was pursuant to a Merger Agreement dated December 18, 1995, also included certain employment agreements with bonus arrangements involving the principal shareholders of Atlas (see Note 10).


3.  Contract      The contract receivables consisted of:
    Receivables

                                                  June 30, 2000
                  --------------------------------------------------

                  Billed
                    Completed contracts             $ 2,695,656
                    Uncompleted contracts             7,337,757
                  --------------------------------------------------

                  Total Contracts Receivable         10,033,413
                  Less allowance for
                   doubtful accounts                   (102,500)
                  --------------------------------------------------

                  Total                             $ 9,930,913
                  --------------------------------------------------

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


4.  Costs and     Costs and estimated earnings on uncompleted contracts
    Estimated     consisted of the following:
    Earnings on
    Uncompleted
    Contracts

                                                                       June 30, 2000
                  --------------------------------------------------------------------
                  Costs incurred on uncompleted contracts                $16,510,836
                  Estimated Earnings                                       7,245,332
                  --------------------------------------------------------------------

                                                                          23,756,168
                  Less billings to date                                   14,058,370
                  --------------------------------------------------------------------

                  Total                                                  $ 9,697,798
                  --------------------------------------------------------------------



                  The above totals are included in the accompanying balance sheets under the following captions:


                                                                       June 30, 2000
                  ---------------------------------------------------------------------
                  Costs and estimated earnings in excess
                   of billings on uncompleted contracts                   $ 9,756,686
                  Billings in excess of costs and estimated
                   earnings on uncompleted contracts                          (58,888)
                  ---------------------------------------------------------------------

                  Total                                                   $ 9,697,798
                  ---------------------------------------------------------------------



                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


5.  Long-Term     Long-term debt consisted of:
    Debt



                                                     June 30, 2000
  -----------------------------------------------------------------
  $16,000,000 revolving credit agreement with a
  bank. The amount that may be borrowed under
  this agreement is limited to specified
  percentages of contract receivables, work in
  process and property and equipment of Atlas.
  The revolving credit agreement provides for
  outstanding borrowings to bear interest at a
  rate equal to (a) the bank's prime rate
  (which was 9.5% at June 30, 2000) less 1/4%,
  or (b) the 30, 60, or 90 day LIBOR rate plus
  230 basis points, at the Company's option. No
  principal payments on outstanding borrowings
  are due until January 31, 2002, at which time
  the entire balance is due. Borrowings under
  this agreement are collateralized by
  substantially all assets of Atlas.

                                                       $11,738,148


 First mortgage note payable (1)                         3,700,000

 $3,600,000 term loan with a bank used for the
  purchase of Westland. The agreement provides
  for outstanding borrowings to bear interest
  at a rate equal to the bank's prime rate
  (which was 9.5% at June 30, 2000) plus 1 1/4%
  payable monthly. Minimum principal payments
  on the outstanding borrowings are due as
  follows: February 2002 - $540,000; February
  2003 - $900,000; February 2004 - $900,000;
  and February 2005 - $1,260,000. Borrowings
  under this agreement are collateralized by
  substantially all the assets of the Company.           3,600,000               -




                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------



                                                                       June 30, 2000
                  ---------------------------------------------------------------------
                  Term loans with the former owner of Westland.
                   The agreements provide for outstanding
                   borrowings to bear interest at a rate of
                   9.25%. Principal payments are required to be
                   made in five equal installments beginning in            2,750,000
                   February 2001.


                  Other                                                       64,903
                  ---------------------------------------------------------------------

                  Total                                                   21,853,051

                  Less current maturities                                    991,004
                  ---------------------------------------------------------------------

                  Long-Term Debt                                         $20,862,047
                  ---------------------------------------------------------------------

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

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                  The Company's revolving credit agreement and term loan with a bank impose financial levels of tangible capital funds, specified leverage ratios (debt to equity), and fixed expense coverage. At June 30, 2000, the Company was not in compliance with the financial covenants specified in the agreements. On October 13, 2000, the Company obtained a waiver from the bank waiving its acceleration rights as a result of the Company's noncompliance. In addition, the financial covenants were amended to provide for less stringent requirements through June 30, 2001. Based on projections for the year ending June 30, 2001 made in fiscal 2000, management believed operations would provide sufficient funds to enable the Company to meet the amended requirements. Accordingly, amounts payable under the revolving credit agreement and term loan were classified as long-term in the accompanying balance sheet.


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


                                    Year Ended June 30, 2000
                  ---------------------------------------------

                  Net loss - as reported           $(256,280)
                  Net loss - pro forma              (312,996)
                  Basic earnings per share - as
                  reported                              (.10)
                  Basic earnings per share -
                  pro forma                             (.13)
                  ---------------------------------------------

                  The fair value of each option grant is established on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2000: dividend yield of 0%; expected volatility of 54%; risk-free interest rate of 6.0%; and expected lives of 3 years.

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

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                  A summary of the status of the Company's stock options is as follows:


                                                                              Weighted-
                                                                                Average
                                                                               Exercise
                                                             Shares               Price
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
          ------------------------------------------------------------------------------



                  The weighted-average grant date fair value of options during fiscal 2000 was approximately $.57.

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

                  Significant components of the Company's deferred tax assets and (liabilities) are as follows:



                                                                     June 30, 2000
                  ------------------------------------------------------------------
                  Current
                   Warranty accrual                                      $ 150,000
                   Inventory net realizable value reserve                   34,000
                   Research credit carryforward - net                            -
                   Other                                                   132,000
                  ------------------------------------------------------------------

                  Net Current Deferred Tax Asset                         $ 316,000
                  ------------------------------------------------------------------

                  Non-Current
                   Depreciation and basis of assets                      $(590,000)
                   Research credit carryforward - net                      422,000
                   Net operating loss carryforwards                        365,000
                   Executive deferred compensation agreement               258,000
                   Other                                                    (5,000)
                  ------------------------------------------------------------------

                  Net Non-Current Deferred Tax Asset                     $ 450,000
                  ------------------------------------------------------------------


                  Significant components of income tax expense (benefit) are as follows:



                                     Year Ended June 30, 2000
                  ------------------------------------------------
                  Federal
                   Current                          $ (28,000)
                   Deferred                          (335,000)
                   ------------------------------------------------

                  Total                             $(363,000)
                  ------------------------------------------------

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


                  The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense (benefit) is as follows:





                                       Year Ended June 30, 2000
                  ------------------------------------------------
                  Tax expense (benefit)
                   at statutory rate                  $(211,000)

                  Research credit - net                (112,000)

                  Goodwill amortization
                   and other non-deductible
                   items                                 60,000

                  Other - net                          (100,000)
                  ------------------------------------------------
                  Income Tax Expense
                   (Benefit)                          $(363,000)
                  ------------------------------------------------


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

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

9.  Export Sales  A breakdown of sales, based on shipment location, is as
    and Major     follows:
    Customers



                                             Year Ended June 30, 2000
                  -----------------------------------------------------
                  United States                           $28,182,300
                  Mexico                                    2,456,648
                  England                                   1,936,793
                  Canada                                      161,046
                  Other foreign countries                     493,408
                  -----------------------------------------------------
                                                          $33,230,195
                  -----------------------------------------------------


                  For the year ended June 30, 2000, the Company's sales to its major customers (each representing more than 10% of total net sales) amounted to approximately 54% of total annual sales. During 2000, there were three major customers representing 16%, 18% and 20% of total net sales, respectively.

                                Productivity Technologies Corp. and Subsidiaries

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


10. Bonus          During fiscal 1998, the Company amended the employment
    Restruct-      agreements of two executive officers of Atlas that were
    uring          previously entered into in connection with the Merger
                   Agreement (see Note 2). These amended employment agreements are identical except that one agreement expired on December
                   31, 1998, and the other expires on December 31, 2001. Each agreement requires the executive to devote substantially all of his business time and attention to the affairs of the Company. Annual compensation under each agreement is $198,588, subject to cost of living increases for one of the officers. The amended agreements also provide that each executive, regardless of future employment, is entitled to receive four annual payments of $207,571 commencing July 30, 1999. Each executive also received 150,000 shares of restricted common stock of the Company issued during fiscal
                   1999. The restricted common stock has been valued at market value less a 30% discount for lack of marketability. Included in the accompanying financial statements for the year ended
                   June 30, 2000 related to these amended agreements are the following:



                                                                    2000
                   -------------------------------------------------------
                   Balance Sheet
                     Current maturities of executive         $   348,560
                       deferred compensation agreement
                     Executive Deferred Compensation             759,792
                       Agreement, less current maturities
                     Common stock to be issued                         -
                    ------------------------------------------------------
                    Statement of Operations
                      Bonus restructuring expense            $         -
                    ------------------------------------------------------



                   The amended agreements described above superseded two previously existing employment agreements, which provided for two bonus calculations based on earnings of the Company. As of June 30, 1998, there was $810,000 to be paid under these superseded agreements; this amount was paid in fiscal year 1999, and no future amounts are payable.

11. Material       During fiscal 2000, the Company made an adjustment which is
    Fourth         material to the fourth quarter results. This adjustment was
    Quarter        a write-down in inventory (net of reserve) of $582,000, as
    Adjustment     a result of a physical inventory taken in July 2000.

12. Stockholders'
    Equity

                                 Common Stock        Common    Additional                   Total
                              -------------------   Stock To     Paid-In                Stockholders'
                                Shares    Amount   Be Issued    Capital     (Deficit)      Equity
                             ----------------------------------------------------------------------
Balance, June 30, 1999        2,475,000    $2,475   $    -     $9,966,408   $(251,610)   $9,717,273

Net loss                              -         -        -              -    (256,280)     (256,280)
---------------------------------------------------------------------------------------------------
Balance, June 30, 2000        2,475,000    $2,475   $    -     $9,966,408   $(507,890)   $9,460,993
---------------------------------------------------------------------------------------------------

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