Form 10-Q
period 2002-09-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2002-11-19
CIK 911787

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ___________________


                         Commission file number 0-24242

                         PRODUCTIVITY TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                         13-3764753
-------------------------------------------------------          -----------------------------------------

(State or Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification No.)

           201 South Main Street, 8th Floor, Ann Arbor, Michigan 48104
      --------------------------------------------------------------------
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

Yes      X           No _____________
    ------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes _____________      No _____________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2002: 2,475,000 shares, $ .001 par value common stock.

                         Productivity Technologies Corp.

                                      INDEX

                                                                                                            Page
                                                                                                            Number
                                                                                                            ------
PART I    FINANCIAL INFORMATION ..........................................................................      3

Item 1.   Financial Statements ...........................................................................      3

          Consolidated Balance Sheets at September 30, 2002 (unaudited) and June 30, 2002 ................      3

          Consolidated Statements of Operations for the three months ended September 30, 2002 and
              2001 (unaudited) ...........................................................................      5

          Consolidated Statement of Stockholders' Equity for September 30, 2002 (unaudited) ..............      6

          Consolidated Statements of Cash Flows for the three months ended September 30, 2002 and
              2001 (unaudited) ...........................................................................      7

          Notes to Unaudited Consolidated Financial Statements ...........................................      8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..........     10

Item 3.   Quantitative and Qualitative Disclosure about Market Risk ......................................     13

Item 4.   Controls and Procedures ........................................................................     13

PART II   OTHER INFORMATION ..............................................................................     13

Item 1.   Legal Proceedings ..............................................................................     13

Item 2.   Changes in Securities and Use of Proceeds (not applicable) .....................................     13

Item 3.   Defaults Upon Senior Securities ................................................................     13

Item 4.   Submission of Matters to a Vote of Security Holders (not applicable) ...........................     14

Item 5.   Other Information (not applicable) .............................................................     14

Item 6.   Exhibits and Reports on Form 8-K ...............................................................     14


SIGNATURES ...............................................................................................     14
CERTIFICATIONS ...........................................................................................     14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30, 2002  June 30, 2002
                                                                              ------------------  -------------
                                                                                  (Unaudited)
Assets

Current Assets
     Cash                                                                        $  $725,895      $ 4.971,837
     Short-term investments, including accrued interest                              194,742          149,720
     Contract receivables, net of allowance for doubtful accounts of
          $265,175 and $250,198                                                    3,539,536        2,898,107
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                    2,926,478        1,773,141
     Inventories                                                                   1,177,908        1,211,249
     Prepaid expenses and other                                                      351,068          352,542
     Deferred income taxes                                                           282,000          282,000
                                                                                 -----------      -----------
Total current assets                                                               9,197,627       11,638,596
                                                                                 -----------      -----------


Property and equipment
     Land                                                                           $591,514         $591,514
     Buildings and improvements                                                    4,917,459        4,917,459
     Machinery and equipment                                                       4,224,574        4,223,506
     Transportation equipment                                                         21,000           21,000
                                                                                 -----------      -----------

                                                                                   9,754,547        9,753,479

          Less accumulated depreciation                                            3,194,989        3,042,568
                                                                                 -----------      -----------

Net property and equipment                                                         6,559,558        6,710,911
                                                                                 -----------      -----------


Other assets
     Goodwill                                                                      2,985,909        4,926,448
     Patent                                                                          427,502          451,875
     Deferred income taxes                                                           468,000          468,000
     Other assets                                                                    286,709          297,959
                                                                                 -----------      -----------

Total other assets                                                                 4,168,120        6,144,282
                                                                                 -----------      -----------

                                                                                 $19,925,305      $24,493,789
                                                                                 ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30, 2002  June 30, 2002
                                                                              ------------------  -------------
                                                                                  (Unaudited)
Liabilities and stockholders' equity

Current liabilities
   Current portion of long-term debt                                             $ 7,984,770      $12,190,338
   Accounts payable                                                                3,050,990        2,193,920
   Accrued expenses
      Commissions payable                                                            210,000          189,000
      Payroll and related withholdings                                                26,388          370,178
      Warranty Reserve                                                               315,000          315,000
      Royalties Payable                                                                    -                -
      Interest                                                                       560,026        1,122,552
      Other                                                                          414,120          367,148
Billings in excess of costs and estimated
   earnings on uncompleted contracts                                                 845,703          750,970
Current maturities of executive deferred compensation agreements                     974,933          974,933
                                                                                 -----------      -----------
Total current liabilities                                                        $14,381,930      $18,474,039

Executive deferred compensation agreements, less current maturities                        -                -
Long-term debt, less current maturities                                            3,417,000        3,800,000
                                                                                 -----------      -----------

Total liabilities                                                                 17,798,930       22,274,039
                                                                                 -----------      -----------

Stockholders' equity

   Common stock, $.001 par value, 20,000,000
     shares authorized; 2,475,000 shares issued and outstanding                        2,475            2,475
   Additional paid-in capital                                                      9,966,408        9,966,408
   Deficit                                                                        (7,842,508)      (7,749,133)
                                                                                 -----------      -----------

Total stockholders' equity                                                         2,126,375        2,219,750
                                                                                 -----------      -----------

                                                                                 $19,925,305      $24,493,789
                                                                                 ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three Months Ended
                                              September 30,     September 30,
                                              -------------     -------------
                                                  2002              2001
                                                  ----              ----

Revenues Earned                                $ 6,736,943       $ 7,459,679
Cost of Revenues Earned                          5,162,891         5,554,072
                                               -----------       -----------

Gross profit                                     1,574,052         1,905,607
Selling, general and administrative expenses     1,526,416         1,665,955
                                               -----------       -----------

Income from operations                              47,636           239,652
                                               -----------       -----------


Other income (expense)
     Interest income                                 7,467             5,444
     Interest expense                             (192,558)         (338,595)
     Miscellaneous                                  14,099            10,174
                                               -----------       -----------

Total other expenses                              (170,992)         (322,977)
                                               -----------       -----------

Income (loss) before income taxes                 (123,356)          (83,325)
Income tax expense (benefit)                       (29,981)               -0-
                                               -----------       -----------

Net income (loss)                                 ($93,375)         ($83,325)
                                               ===========       ===========

Basic and Diluted Earnings per share           $     (0.04)      $     (0.03)
                                               ===========       ===========

Weighted average number of
     Common shares outstanding                   2,475,000         2,475,000

     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                     Additional                    Total
                               Common Stock           Paid-In                   Stockholders'
                               ------------
                           Shares       Amount        Capital       Deficit        Equity
Balance June 30, 2002     2,475,000   $     2,475   $ 9,966,408   ($7,749,133)   $ 2,219,750

Net loss                         --            --            --      ($93,375)      ($93,375)
                        -----------   -----------   -----------   -----------    -----------

September 30, 2002        2,475,000   $     2,475   $ 9,966,408   ($7,842,508)   $ 2,126,375
                        ===========   ===========   ===========   ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                September 30,        September 30,
                                                                                    2002                 2001
                                                                                    ----                 ----
Cash flows from operating activities
     Net loss                                                                    ($93,375)             ($83,325)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
            Depreciation                                                          152,421               150,312
            Amortization                                                           35,623                22,499

     Changes in operating assets and liabilities:
          Contract receivables                                                   (641,429)             (601,033)
          Inventories, prepaid expenses and other                                  34,815                75,477
          Costs and estimated earnings in excess of billings
               on uncompleted contracts, net effect                            (1,153,337)           (1,590,227)
          Accounts payable, accrued expenses and other                            113,460               370,086
                                                                              -----------           -----------

Net cash used in operating activities                                          (1,551,822)           (1,666,210)
                                                                              -----------           -----------

Cash flows from investing activities
     Proceeds from sale (purchase of) short-term investments - net                (45,022)               49,779
     Expenditures for property and equipment                                       (1,068)              (37,774)
                                                                              -----------           -----------

Net cash provided by (used in) investing activities                               (46,090)               12,005
                                                                              -----------           -----------

Cash flows from financing activities
     (Payments) or borrowings under revolving credit agreement                 (1,848,030)            1,312,000
     Payments on long term debt                                                  (800,000)              (10,251)
                                                                              -----------           -----------

Net cash provided by (used in) financing activities                            (2,648,030)            1,301,749
                                                                              -----------           -----------
Net decrease in cash                                                           (4,245,942)             (342,432)

Cash at the beginning of the period                                             4,971,837               766,052
                                                                              -----------           -----------
Cash at the end of the period                                                 $   725,895           $   423,620
                                                                              ===========           ===========

Supplemental Cash Flow Information
     Cash paid during the period for interest                                 $   156,546           $   338,595
     Income Taxes Received                                                    $    29,981           $         -

Schedule of Non-Cash Financing Activities
     Goodwill reduction and debt extinguishment                               $ 1,940,538           $         -

     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited consolidated financial statements of Productivity Technologies Corp. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002 (as amended by amendment no. 1 on Form 10-K/A). Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Sales of Atlas products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include steel service centers and manufacturers of lawn and garden equipment, office furniture, heating, ventilation and air conditioning equipment, and large construction equipment. Sales to automotive related customer's account for the majority of sales. Westland's customers participate in the automotive, food processing, adhesive and sealants, engine part machining and other industries.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unaudited revenues earned for the quarter ended September 30, 2002 were $6,736,943, as compared to $7,459,679 for the quarter ended September 30, 2001, a decrease of 10%. Atlas's revenues were down 20%, principally due to softness in the capital goods demand in the automotive industry. Westland's revenues increased 42% due to the addition of new customers' accounts that were not included in the prior year's quarter.

The order backlog as of September 30, 2002 was $14.4 million, down 8% from the June 30, 2002 backlog of $15.7 million. The decline in backlog was primarily due to slower bookings of new orders in the first quarter caused by continued economic softness in the segments served by the Company.

Gross profit for the quarter ended September 30, 2001 was $1,574,052, representing a 17% decrease compared to the $1,905,607 gross profit for the quarter ended September 30, 2001. The decrease in gross profits was principally due to the volume reduction at Atlas, a change in the mix of products sold by Westland, and continued pricing pressures due to competition and continued economic softness cited above.

Consolidated selling, general and administrative (SG&A) expenses were $1,526,416 or 8% lower than the quarter ended September 30, 2001 SG&A expenses of $1,665,955. The reduction in SG&A expenses for the quarter ended September 30, 2002 was due to tighter control of operating expense at both operating subsidiaries.

The income from operations for the quarter ended September 30, 2002 was $47,636, compared to income from operations for the quarter ended September 30, 2001 of $239,652. This decrease for the quarter was the direct result of the lower sales volumes, a change in the mix of products sold and lower gross margins, as described above, which were partially offset by the lower SG&A expenses.

Interest expense for the quarter ended September 30, 2002 was $192,558, a decrease of 43% from $338,595 for the quarter ended September 30, 2001. The improvement was due principally to continued focus on collections of receivables and inventory management at both Atlas and Westland which reduced borrowing needs and to a lesser extent on the Westland litigation settlement on September 3, 2002 which resulted in the extinguishment of $1.8 million in debt obligations due to the former owner of Westland and a principal repayment of $800,000 to the Company's senior lender, which was coincident with the litigation settlement. Consequently, there was $2.6 million less in senior and subordinated debt outstanding from September 3, 2002 to September 30, 2002, which resulted in lower interest expenses.

The net loss for the quarter ended September 30, 2002 was $93,375, compared to a net loss of $83,325 for the quarter ended September 30, 2001. The reported net loss for the quarter of $0.04 per share was based on 2,475,000 weighted average common shares outstanding during the quarter. This compared to a net loss for the quarter ended September 30, 2001 of $0.03 cents per share, based on 2,475,000 weighted average common shares outstanding during the quarter a year ago.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of September 30, 2002 is as follows:

                                           September 30, 2002
                               ----------------------------------------
                                 Gross                          Net
                                Carrying       Accumulated      Book
                                 Amount       Amortization     Value
                                 ------       ------------     -----
Patents                        $  573,132      $ 145,630      $427,502

Non-compete Agreements            348,750        203,482       145,268

IRB Closing Fees                  138,785         55,250        83,535

                               ----------------------------------------
Total                          $1,060,667      $ 404,362      $656,305
                               ========================================

Liquidity and Capital Resources

On July 31, 2000, the Company was scheduled to repay approximately $417,000 of the subordinated deferred indebtedness totaling $1,108,352 due to the former owners of Atlas. This repayment has been postponed for an indefinite period of time. Instead, cash is being conserved for ongoing operations. In addition, the Company's bank lender has requested the postponement of the payment of the $417,000 until the Company's financial results improve.

At September 30, 2002, the Company had (1) $3,000,000 of Industrial Revenue Bond obligations, payable over the 12 years remaining in their term, (2) debt of $5,191,770 outstanding under a revolving credit facility with Bank One, Michigan ("Bank One") plus obligation for letters of credits issued thereunder (including in support of the $3,000,000 Industrial Revenue Bonds relating to Atlas' Copper Road facility), (3) deferred executive compensation obligations of $974,933 originally scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002, (4) a five year term loan from Bank One of $2,260,000, bearing interest at 125 basis points over the prime rate, incurred in February 2000 to purchase Westland, and (5) subordinated term debt (not including accrued interest) of $950,000, payable to the former owner of Westland. This total of $12,376,703 at September 30, 2002 compares to a total combined long-term debt financing and line of credit balance of $19,808,581 as of September 30, 2001. The decrease in indebtedness at September 30, 2002 is principally due to the extinguishment of $1.8 million of indebtedness owed to the former owner of Westland and a principal payment of $450,000 made to the former owner of Westland under the terms of the litigation settlement agreement reached in September 2002, and principal repayments of $4.4 million on Bank
One and other indebtedness.

Working capital deficit at September 30, 2002 was ($5,184,303) and the current ratio was (.64) to 1, as compared to a working capital deficit of ($6,835,443) and a current ratio of (.63) to 1 for the Company at June 30, 2002.

Prior to the expiration of the Company's revolving credit facility with Bank One on January 31, 2002, the Company was not in compliance with certain financial covenants and borrowing base limitations thereunder. The Company also is not in compliance with certain financial covenants under its term loan with Bank One. To date, Bank One has not demanded that the Company repay either the term loan or the revolving credit facility. The Company and Bank One have, however, engaged in discussions concerning terms of forbearance, the terms of retirement of the revolving credit facility in the event of a refinancing with another bank lender and/or other lenders, and possible modification of the term loan, and Bank One has consented to the settlement with the former owner of Westland. While Bank One is under no legal obligation to continue to forbear in demanding payment of outstanding obligations, management does not believe that it would be in Bank One's interest to take any action in the immediate future that could jeopardize the Company's efforts to refinance the obligations.

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

Management is hopeful as to the ability of the Company to consummate suitable financing arrangements based upon factors including but not limited to (1) the apparent value of the tangible assets owned by the Company, (2) management's belief concerning the Company's current competitive position in its principal markets, (3) recent improvements the Company has made in its cost structure as is evident in cash flow and operating results prior to goodwill impairment costs for the fiscal year ending June 30, 2002 and fiscal quarter ending September 30, 2002, and (4) the ability of the Company to reduce indebtedness and to meet its expenses with cash generated from operations during the fiscal year ending June 30, 2002 and the quarter ended September 30, 2002. However, if various important factors, such as those described under "Forward Looking Statements" in this Item 2 cause the Company to be unable to meet its objectives of obtaining a new revolving credit facility with another lender or, alternatively, renewing the existing facility with Bank One, modifying its existing term loan with Bank One to provide for a more favorable amortization schedule and obtaining mezzanine debt, all on suitable terms and in a timely manner, then the Company's operations could be materially adversely affected.


Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to general economic and business conditions, particularly in light of economic deterioration which has been exacerbated by the terrorist incidents of September 11, 2001, the threat of war with Iraq, and high profile accounting scandals which have raised questions as to the integrity of the stock markets , and in the automotive and other industries principally served by the Company, including continued flat or declining demand in the domestic and foreign markets for automobiles and automotive parts resulting in reduced demand for the Atlas' automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation equipment noncompetitive or obsolete; the risk that Atlas or Westland customers may be unwilling or unable to continue ordering products; the potential inability of the Company to renew or replace its credit facilities, as described under "Liquidity and Capital Resources" in this Item 2, due to the Company's inability to achieve adequate operating results or the continued tightening of the credit and capital markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2002. There has been no material change in the disclosure regarding market risk.


ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended June 30, 2002, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Upon the expiration of the Company's revolving credit facility with Bank One on January 31, 2002, the Company was unable to repay the outstanding principal due thereunder. As of September 30, 2002, debt of $5,191,770 was outstanding under this revolving credit facility plus obligation for letters of credits issued thereunder (including in support of the $3,000,000 Industrial Revenue Bonds relating to Atlas' Copper Road facility), which amounts are in arrears. In addition, $2,260,000 is outstanding under the Company's term loan with Bank One, which amounts may be deemed to be in arrears by reason of the Company's failure to repay the amounts due under the revolving credit facility.

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

Although Bank One has continued to forbear in demanding the immediate repayment of these obligations, no assurance can be given that it will continue to do so. Nonetheless, while Bank One is under no legal obligation to continue to forbear in demanding payment of outstanding obligations, management does not believe that it would be in Bank One's interest to take any action in the immediate future that could jeopardize the Company's efforts to refinance the obligations. Management is hopeful as to the ability of the Company to consummate suitable financing arrangements for the reasons described under "Liquidity and Capital Resources" in Part I, Item 2 of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)     Exhibits.

           99.1 Certification of chief executive officer and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

   (b)     Reports on Form 8-K.

           None.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRODUCTIVITY TECHNOLOGIES CORP.

Date: November 18, 2002                By: /s/ Samuel N. Seidman
                                       -------------------------
                                       Samuel N. Seidman
                                       Chairman, Chief Executive Officer and
                                       President

Date: November 18, 2002                By: /s/ Jesse A. Levine
                                       -----------------------
                                       Jesse A. Levine
                                       Vice President, Secretary, Treasurer and
                                       Chief Financial Officer



                                 CERTIFICATIONS

I, Samuel N. Seidman, the Chairman, Chief Executive Officer and President of Productivities Technologies Corp., hereby certify that:


      1. I have reviewed this quarterly report on Form 10-Q of Productivities Technologies Corp.;


      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

By: /s/ Samuel N. Seidman
-------------------------
Samuel N. Seidman
Chairman, Chief Executive Officer and President

I, Jesse A. Levine, the Vice President, Secretary, Treasurer and Chief Financial Officer of Productivity Technologies Corp., do hereby certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Productivities Technologies Corp.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

By: /s/ Jesse A. Levine
-----------------------
Jesse A. Levine
Vice President, Secretary, Treasurer and Chief Financial Officer