Form 10-Q
period 2002-12-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2003-02-19
CIK 911787

U.S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For    the    transition    period    from     ___________________________    to
___________________________


                         Commission file number 0-24242

                         PRODUCTIVITY TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               13-3764753
  ---------------------------------         ------------------------------------
    (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

                   3100 Copper Avenue, Fenton, Michigan 48430
                    (Address of Principal Offices)(Zip Code)

Registrant's Telephone Number, Including Area Code              ((810) 714-0200
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

Yes  [X]                   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 18, 2003: 2,475,000 shares, $ .001 par value common stock.

                         Productivity Technologies Corp.

                                                        INDEX

                                                                           Page
                                                                          Number

PART I   FINANCIAL INFORMATION............................................... 3

Item 1.  Financial Statements.................................................3

         Consolidated Balance Sheets at December 31, 2002
                (un-audited) and June 30, 2002................................3

         Consolidated Statements of Operations for the
                three and six months ended
                December 31, 2002 and 2001 (un-audited).......................5

         Consolidated Statement of Stockholders' Equity
                for December 31, 2002 (un-audited)............................6

         Consolidated Statements of Cash Flows for the
                three and six months ended
                December 31, 2002 and 2001 (un-audited).......................7

         Notes to Unaudited Consolidated Financial Statements.................8

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations................10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...........12

Item 4.  Controls and Procedures.............................................13

PART II  OTHER INFORMATION...................................................13

Item 1.  Legal Proceedings ..................................................13

Item 2.  Changes in Securities and Use of Proceeds (not applicable)..........13

Item 3.  Defaults Upon Senior Securities ....................................13

Item 4.  Submission of Matters to a Vote of
                Security Holders (not applicable)............................13

Item 5.  Other Information (not applicable) .................................14

Item 6.  Exhibits and Reports on Form 8-K   .................................14

SIGNATURES...................................................................14

CERTIFICATIONS...............................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              December 31, 2002   June 30, 2002
                                                                              -----------------   -------------
                                                                                 (Unaudited)

Assets

Current Assets
     Cash                                                                        $ 2,224,484       $ 4,971,837
     Short-term investments, including accrued interest                              169,767           149,720
     Contract receivables, net of allowance for doubtful accounts of
          $265,175 and $250,198                                                    5,828,472         2,898,107
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                    1,028,849         1,773,141
     Inventories                                                                   1,082,140         1,211,249
     Prepaid expenses and other                                                      198,048           352,542
     Deferred income taxes                                                           282,000           282,000
                                                                                 -----------       -----------
Total current assets                                                              10,813,760        11,638,596
                                                                                 -----------       -----------


Property and equipment
     Land                                                                        $   591,514       $   591,514
     Buildings and improvements                                                    4,917,459         4,917,459
     Machinery and equipment                                                       4,224,473         4,223,506
     Transportation equipment                                                         21,000            21,000
                                                                                 -----------       -----------

                                                                                   9,754,446         9,753,479

          Less accumulated depreciation                                            3,347,409         3,042,568
                                                                                 -----------       -----------

Net property and equipment                                                         6,407,037         6,710,911
                                                                                 -----------       -----------


Other assets
     Goodwill                                                                      2,985,909         4,926,448
     Patent                                                                          403,129           451,875
     Deferred income taxes                                                           468,000           468,000
     Other assets                                                                    275,459           297,959
                                                                                 -----------       -----------

Total other assets                                                                 4,132,497         6,144,282
                                                                                 -----------       -----------

                                                                                 $21,353,294       $24,493,789

     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31, 2002    June 30, 2002
                                                                             -----------------    -------------
                                                                                 (Unaudited)
Liabilities and stockholders' equity

Current liabilities
     Current portion of long-term debt                                           $ 7,795,770       $12,190,338
     Accounts payable                                                              3,526,929         2,193,920
     Accrued expenses
          Commissions payable                                                        348,000           189,000
          Payroll and related withholdings                                            41,348           370,178
          Warranty Reserve                                                           325,000           315,000
          Royalties Payable                                                               --                --
           Interest                                                                  596,243         1,122,552
          Other                                                                      339,744           367,148
Billings in excess of costs and estimated
     earnings on uncompleted contracts                                             1,733,565           750,970
Current maturities of executive deferred compensation agreements                     974,933           974,933
                                                                                 -----------       -----------

Total current liabilities                                                        $15,681,532       $18,474,039

Executive deferred compensation agreements, less current maturities                       --                --

Long-term debt, less current maturities                                            3,392,000        3,800,000
                                                                                 -----------       -----------

Total liabilities                                                                 19,073,532       22,274,039
                                                                                 -----------       -----------

Stockholders' equity
     Common stock, $.001 par value, 20,000,000
          shares authorized; 2,475,000 shares issued and outstanding                   2,475             2,475
     Additional paid-in capital                                                    9,966,408         9,966,408
     Deficit                                                                      (7,689,121)       (7,749,133)
                                                                                 -----------       -----------

Total stockholders' equity                                                         2,279,762         2,219,750
                                                                                 -----------       -----------

                                                                                 $21,353,294       $24,493,789




     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended               Six Months Ended
                                                ---------------------------     ---------------------------
                                                December 31,     December 31,   December 31,    December 31,
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------

Revenues Earned                                 $ 7,616,976      $ 6,056,998    $14,353,919     $13,516,677

Cost of Revenues Earned                           5,899,528        4,591,434     11,062,419      10,145,507

Gross Profit                                      1,717,448        1,465,564      3,291,500       3,371,170

Selling, general and
        administrative expenses                   1,407,758        1,472,315      2,934,174       3,138,269

Income (loss) from operations                       309,690           (6,751)       357,326         232,900

Other income (expense)

 Interest income                                        938            8,726          8,405          14,170

 Interest expense                                  (170,307)        (345,006)      (362,865)       (683,601)

 Miscellaneous                                       13,066            2,066         27,165          12,240

Total other expenses                               (156,303)        (334,214)      (327,295)       (657,191)

Income (loss) before income taxes                   153,387         (340,965)        30,031        (424,291)

Income tax expense (benefit)                              0          (17,427)       (29,981)        (17,427)

Net income (loss)                               $   153,387      $  (323,538)   $    60,012     $  (406,864)

Basic and Diluted Earnings per share            $      0.06      $     (0.13)   $      0.02     $     (0.16)

Weighted average number of
   Common shares outstanding                      2,475,000        2,475,000      2,475,000       2,475,000
                                                ===========      ===========    ===========     ===========



     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                          Common Stock              Additional                                Total
                                          ------------                Paid-In                             Stockholders'
                                     Shares          Amount           Capital            Deficit             Equity

Balance June 30, 2002              2,475,000         $2,475         $9,966,408        ($7,749,133)         $2,219,750

Net income                                --             --                 --             60,012              60,012
                                   ---------    -----------         ----------        -----------          -----------

December 31, 2002                  2,475,000         $2,475         $9,966,408        ($7,689,121)         $2,279,762
                                   =========         ======         ==========        ============         ==========






     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                 December 31,      December 31,
                                                                                    2002              2001
                                                                                 -----------       -----------

Cash flows from operating activities
     Net income/(loss)                                                           $    60,012       $  (406,863)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
            Depreciation                                                             304,841           290,831
            Amortization                                                              71,246            22,496

     Changes in operating assets and liabilities:
          Contract receivables                                                    (2,930,365)          573,406
          Inventories, prepaid expenses and other                                    283,602           308,255
          Costs and estimated earnings in excess of billings
               on uncompleted contracts, net effect                                1,726,887         2,310,223
          Accounts payable, accrued expenses and other                               619,468        (1,817,108)
                                                                                 -----------       -----------

Net cash used in operating activities                                                135,691         1,281,240
                                                                                 -----------       -----------

Cash flows from investing activities
     Proceeds from sale (purchase of) short-term investments - net                   (20,047)           48,572
     Expenditures for property and equipment                                            (967)          (90,622)
                                                                                 -----------       -----------

Net cash provided by (used in) investing activities                                  (21,014)          (42,050)
                                                                                 -----------       -----------

Cash flows from financing activities
     (Payments) or borrowings under revolving credit agreement                    (2,062,030)          241,000
     Payments on long term debt                                                     (800,000)         (330,502)
                                                                                 -----------       -----------

Net cash provided by (used in) financing activities                               (2,862,030)          (89,502)
                                                                                 -----------       -----------
Net decrease in cash                                                              (2,747,353)        1,149,688

Cash at the beginning of the period                                                4,971,837           766,052
                                                                                 -----------       -----------
Cash at the end of the period                                                    $ 2,224,484       $ 1,915,740
                                                                                 ===========       ===========

Supplemental Cash Flow Information
     Cash paid during the period for interest                                    $   317,588       $   547,200
     Income Taxes Received                                                       $    29,981       $        --

Schedule of Non-Cash Financing Activities
     Goodwill reduction and debt extinguishment                                  $ 1,940,538       $        --
                                                                                 -----------       -----------


     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited consolidated financial statements of Productivity Technologies Corp. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the six months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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

Sales of Atlas products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include steel service centers and manufacturers of lawn and garden equipment, office furniture, heating, ventilation and air conditioning equipment, and large construction equipment. Sales to automotive related customers account for the majority of sales. Westland's customers participate in the automotive, food processing, adhesive and sealants, and other industries.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Unaudited revenues earned for the quarter ended December 31, 2002 were $7,616,976, as compared to $6,056,998 for the quarter ended December 31, 2001, an increase of 26%. Atlas's revenues were up 24%, principally due to higher beginning backlog in this year's quarter versus the same time period of a year ago. Westland's revenues increased 35% due to the addition of new customers' accounts, as explained in the September 30, 2002 10 Q, that were not included in the prior year's quarter. Revenues earned for the six months ended December 31, 2002 were $14,353,919 up $837,450 from the six months ended December 31, 2001 revenues earned of $13,516,677. This increase is all associated with the current quarter results.

The order backlog as of December 31, 2002 was $15.9 million, up 1% from the June 30, 2002 backlog of $15.7 million. Order backlogs have since increased to $18.6 million at February 18, 2003.

Gross profit for the quarter ended December 31, 2002 was $1,717,448, representing a 17% increase compared to the $1,465,564 gross profit for the quarter ended December 31, 2001. The increase in gross profits was principally due to the volume increase at both Atlas and Westland. Gross profit as a percentage of revenues earned for the quarter ended December 31, 2002 as compared to the same quarter in the prior fiscal year decreased from 24.2% to 22.6%, principally as a result of a change in the mix of products sold by Atlas in the face of heightened competition and continued economic softness in the capital goods marketplace. For the six months ended December 31, 2002, the gross profit was $3,291,500, which is $79,670 less than the gross profit of $3,371,170 for the six months ended December 31, 2001. This decline of less than 1% in amount represents a decrease in gross profit as a percentage of revenues earned from 24.9% in the six months ended December 31, 2001 to 22.9% in the six months ended December 31, 2002. This decrease in the amount of gross profit was due to the unfavorable results in the first quarter of fiscal 2003 which were positively offset by the results for the second quarter of fiscal 2003.

Consolidated selling, general and administrative (SG&A) expenses were $1,407,758 or 4% lower than SG&A expenses of $1,472,315 for the quarter ended December 31, 2001. For the six months ended December 31, 2002, SG&A expenses were $2,934,174 or $204,095 lower than the six months ended December 31, 2001. The reduction in SG&A expenses for the quarter and six months ended December 31, 2002 was due to continued tighter control of operating expenses at both operating subsidiaries.

Income from operations for the quarter ended December 31, 2002 was $309,690, compared to a net loss from operations for the quarter ended December 31, 2001 of $6,751. For the six months ended December 31, 2002, income from operations was $357,326 or $124,425 higher than income from operations for the six months ended December 31, 2001. This increase in income from operations for the quarter and six months ended December 31, 2002 was principally due to the higher sales volumes and lower SG&A expenses described above.

Interest expense for the quarter ended December 31, 2002 was $170,307, a decrease of 51% from $345,006 for the quarter ended December 31, 2001. For the six months ended December 31,2002, interest expense was $362,865, a decrease of 53.1% from $683,601 for the six months ended December 31, 2001. The improvement was due principally to continued focus on collections of receivables and inventory management at both Atlas and Westland which reduced borrowing needs and to a lesser extent on the Westland litigation settlement on September 3, 2002 which resulted in the extinguishment of $1.8 million of indebtedness owed to the former owner of Westland. In addition, interest was reduced as the Company made a principal payment of $450,000 to the former owner of Westland under the terms of the litigation settlement. To obtain the consent of the Company's senior bank lender to the litigation settlement, the Company also paid $800,000 on September 3, 2002 and $25,000 on December 3, 2002 to reduce the Company's term debt owed to the bank. The Company also reduced its revolving debt during the quarter and six months periods ended December 31, 2002.

The net income for the quarter ended December 31, 2002 was $153,387 compared to a net loss of $323,538 for the quarter ended December 31, 2001. The net income for the six months ended December 31, 2002 was $60,012 as compared to a net loss of $406,863 for the six months ended December 31, 2001. The reported net income for the quarter ended December 31, 2002 was $0.06 per share and for the six months ended December 31, 2002 was $0.02 per share, in each case based on weighted average common shares outstanding of 2,475,000. This compared to a net loss for the quarter ended December 31, 2001 of $0.13 cents per share and of $0.16 per share for the six months ended December 31, 2001, also based on weighted average common shares outstanding of 2,475,000.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2002 is as follows:

                                                  December 31, 2002
                                    --------------------------------------------
                                         Gross                            Net
                                       Carrying        Accumulated        Book
                                        Amount         Amortization      Value


Patents                                $  573,132        $170,003     $ 403,129

Non-compete Agreements                    348,750         212,422       136,328

Bank Closing Fees                         138,785          57,560        81,225
                                    --------------------------------------------
Total                                  $1,060,667        $439,985     $ 620,682
                                    ============================================

Liquidity and Capital Resources

At December 31, 2002, the Company had (1) $3,000,000 of a mortgage obligation relating to Atlas' Copper Road facility, payable over a 12 year term, (2) debt of $5,027,770 outstanding under a revolving credit facility with Bank One, Michigan ("Bank One"), (3) deferred executive compensation obligations of $974,933 originally scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002, (4) a five year term loan from Bank One of $2,235,000, bearing interest at 125 basis points over the prime rate, incurred in February 2000 to purchase Westland, and (5) subordinated term debt of $925,000, payable to the former owner of Westland. This total of $12,162,703 at December 31, 2002 compares to a total combined long-term debt financing and line of credit balance of $18,427,330 as of December 31, 2001. The decrease in indebtedness at December 31, 2002 is principally due to the extinguishment of $1.8 million of indebtedness owed to the former owner of Westland and a principal payment of $483,000 made to the former owner of Westland under the terms of the litigation settlement agreement reached in September 2002, and principal repayments on term loan and revolving indebtedness to Bank One approximating $4.0 million.

Working capital deficit at December 31, 2002 was ($4,867,772) and the current ratio was (.69) to 1, as compared to a working capital deficit of ($6,835,443) and a current ratio of (.63) to 1 for the Company at June 30, 2002.

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

The Company does not, however, have funds available to it from its operations or otherwise to repay the amounts due under the credit facilities. The Company has engaged an investment-banking firm to advise it in connection with a possible revolving credit facility (senior secured bank facility) and the Company is directly seeking to directly arrange mezzanine financing (secured subordinated notes). In respect of a new revolving credit facility, the Company received a commitment for bank financing to replace the Bank One credit facility. The commitment requires that certain key executives of the Company personally guarantee a portion of the debt. The Company has agreed to accept this commitment subject to obtaining the agreement of these executives to provide these guarantees. In such guarantee arrangements, guarantors typically require consideration in the form of cash, stock or stock options, or a combination thereof, on terms the company's board of directors (in reliance on the opinion of an independent investment banking firm engaged to advise the board) determine to be fair to the company. The Company has initiated a discussion of possible consideration to the guarantors and an examination of the fairness of such consideration to the Company.

In addition, the Company has received two proposals for secured subordinated note financing from two separate sources, one for $3.0 million of seven year financing and one for $2.0 million of seven year financing on terms similar to the $3.0 million proposal. The Company is considering the $3.0 million secured subordinated note financing proposal currently. However, no assurance can be provided at this time that either of the parties that have made proposals for secured subordinated note financing will ultimately commit to provide such financing on the terms proposed.

Management is hopeful as to the ability of the Company to consummate suitable financing arrangements based upon factors including but not limited to (1) the apparent value of the tangible assets owned by the Company, (2) management's belief concerning the Company's current competitive position in its principal markets, (3) recent improvements the Company has made in its cost structure and
(4) the ability of the Company to reduce indebtedness and to meet its expenses with cash generated from operations since January 2002. No assurance can be given, however, that any financing arrangements will be successfully concluded.

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to general economic and business conditions, particularly in light of economic deterioration which has been exacerbated by the terrorist incidents of September 11, 2001, the threat of war with Iraq, and high profile accounting scandals which have raised questions as to the integrity of the stock markets, and in the automotive and other industries principally served by the Company, including continued flat or declining demand in the domestic and foreign markets for automobiles and automotive parts resulting in reduced demand for the Atlas' automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation equipment noncompetitive or obsolete; the risk that Atlas or Westland customers may be unwilling or unable to continue ordering products; the potential inability of the Company to renew or replace its credit facilities, as described under "Liquidity and Capital Resources" in this Item 2, due to the Company's inability to achieve adequate operating results or the continued tightening of the credit and capital markets.

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

Item 3.  Defaults Upon Senior Securities.

Upon the expiration of the Company's revolving credit facility with Bank One on January 31, 2002, the Company was unable to repay the outstanding principal due thereunder. As of December 31, 2002, debt of $5,027,770 was outstanding under this revolving credit facility plus an obligation for $3.0 million of a mortgage relating to Atlas' Copper Road facility. During the second fiscal quarter, the letters of credits issued earlier in support of the $3,000,000 Industrial Revenue Bonds relating to Atlas' Copper Road facility had expired. As a result, the Company indebtedness related to the Copper Road facility is now in the form of a mortgage. The amortization and payment requirements under the mortgage are the same as they had been under the Industrial Revenue Bonds arrangement except that the interest rate of the mortgage is higher than it was under the IRB arrangement, and approximates the Company's interest rate on its revolving debt. In addition, $2,235,000 is outstanding under the Company's term loan with Bank One, which amounts may be deemed to be in arrears by reason of the Company's failure to repay the amounts due under the revolving credit facility.

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

As more fully described under "Liquidity and Capital Resources" in Item 2, Part I, the Company has received a commitment for bank financing to replace the Bank One credit facility. In addition, the Company has received two proposals for secured subordinated note financing from two separate sources, one for $3.0 million of seven year financing and one for $2.0 million of seven year financing on terms similar to the $3.0 million proposal. No assurance can be given,
however,  that  any  of  these  financing   arrangements  will  be  successfully
concluded.

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


                                    PRODUCTIVITY TECHNOLOGIES CORP.

Date:    February 19, 2003          By:  /s/  Samuel N. Seidman
                                       -----------------------------------------
                                       Samuel N. Seidman
                                       Chairman, Chief Executive Officer
                                           and President

Date:    February 19, 2003          By:  /s/  Jesse A. Levine
                                       -----------------------------------------
                                       Jesse A. Levine
                                       Vice President, Secretary,
                                           Treasurer and Chief Financial Officer

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


Date: February 19, 2003


By: /s/  Samuel N. Seidman
    ------------------------------
    Samuel N. Seidman
    Chairman, Chief Executive Officer and President

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


Date: February 19, 2003



By: /s/  Jesse A. Levine
    ------------------------------
    Jesse A. Levine
    Vice President, Secretary, Treasurer and Chief Financial Officer