Form 10-Q
period 2003-03-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2003-05-20
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 0-24242

PRODUCTIVITY TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-3764753
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3100 Copper Avenue, Fenton, Michigan 48430

(Address of Principal Offices) (Zip Code)

(810) 714-0200

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2003: 2,475,000 shares, $.001 par value common stock.

Productivity Technologies Corp.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	June 30, 2002
	(Unaudited)
Assets
Current Assets
Cash	$3,051,508	$4.971,837
Short-term investments, including accrued interest	94,780	149,720
Contract receivables, net of allowance for doubtful accounts of $227,663 and $250,198	4,425,821	2,898,107
Costs and estimated earnings in excess of billings on uncompleted contracts	1,588,381	1,773,141
Inventories	1,150,243	1,211,249
Prepaid expenses and other	260,442	352,542
Deferred income taxes	282,000	282,000

Total current assets	10,853,175	11,638,596

Property and equipment
Land	$591,514	$591,514
Buildings and improvements	4,917,459	4,917,459
Machinery and equipment	4,226,184	4,223,506
Transportation equipment	21,000	21,000

	9,756,157	9,753,479
Less accumulated depreciation	3,499,829	3,042,568

Net property and equipment	6,256,328	6,710,911

Other assets
Goodwill	2,985,909	4,926,448
Patent	378,756	451,875
Deferred income taxes	468,000	468,000
Other assets	264,209	297,959

Total other assets	4,096,874	6,144,282

	$21,206,377	$24,493,789

See accompanying notes to unaudited consolidated financial statements.

PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	June 30, 2002
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$7,424,426	$12,190,338
Accounts payable	2,817,116	2,193,920
Accrued expenses
Commissions payable	310,000	189,000
Payroll and related withholdings	35,624	370,178
Warranty Reserve	325,000	315,000
Royalties Payable	—	—
Interest	593,902	1,122,552
Other	359,810	367,148
Billings in excess of costs and estimated earnings on uncompleted contracts	2,886,530	750,970
Current maturities of executive deferred compensation agreements	974,933	974,933

Total current liabilities	$15,727,341	$18,474,039
Executive deferred compensation agreements, less current maturities	—	—
Long-term debt, less current maturities	3,092,000	3,800,000

Total liabilities	18,819,341	22,274,039

Stockholders’ equity
Common stock, $.001 par value, 20,000,000 shares authorized; 2,475,000 shares issued and outstanding	2,475	2,475
Additional paid-in capital	9,966,408	9,966,408
Deficit	(7,581,847)	(7,749,133)

Total stockholders’ equity	2,387,036	2,219,750

	$21,206,377	$24,493,789

See accompanying notes to unaudited consolidated financial statements.

PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Revenues Earned	$6,663,341	$5,837,150	$21,017,260	$19,353,827
Cost of Revenues Earned	4,954,846	4,511,673	16,017,265	14,657,181

Gross Profit	1,708,495	1,325,477	4,999,995	4,696,646
Selling, general and administrative expenses	1,518,669	1,407,695	4,452,843	4,545,964

Income (loss) from operations	189,826	(82,218)	547,152	150,682
Other income (expense)
Interest income	485	21,474	8,890	35,643
Interest expense	(144,875)	(281,417)	(507,740)	(965,018)
Miscellaneous	61,838	(5,402)	89,003	6,838

Total other expenses	(82,552)	(265,345)	(409,847)	(922,537)

Income (loss) before income taxes	107,274	(347,563)	137,305	(771,855)
Income tax expense (benefit)	0	(22,245)	(29,981)	(39,672)

Net income (loss)	$107,274	$(325,318)	$167,286	$(732,183)

Basic and Diluted Earnings per share	$0.04	$(0.13)	$0.07	$(0.30)

Weighted average number of Common shares outstanding	2,475,000	2,475,000	2,475,000	2,475,000

See accompanying notes to unaudited consolidated financial statements.

PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In		Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance June 30, 2002	2,475,000	$2,475	$9,966,408	($7,749,133)	$2,219,750
Net income	—	—	—	167,286	167,286

March 31, 2003	2,475,000	$2,475	$9,966,408	($7,581,847)	$2,387,036

See accompanying notes to unaudited consolidated financial statements.

PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities
Net income/(loss)	$167,336	$(732,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	457,261	452,142
Amortization	73,119	67,495
Changes in operating assets and liabilities:
Contract receivables	(1,527,714)	1,136,425
Inventories, prepaid expenses and other	186,856	132,765
Costs and estimated earnings in excess of billings on uncompleted contracts, net effect	2,320,320	6,017,596
Accounts payable, accrued expenses and other	(116,396)	(2,743,289)

Net cash used in operating activities	1,560,782	4,330,951

Cash flows from investing activities
Proceeds from sale (purchase of) short-term investments – net	(2,678)	48,353
Expenditures for property and equipment	54,940	(124,846)

Net cash provided by (used in) investing activities	52,262	(76,494)

Cash flows from financing activities
(Payments) or borrowings under revolving credit agreement	(2,433,373)	(66,254)
Payments on long term debt	(1,100,000)	(873,899)

Net cash provided by (used in) financing activities	(3,533,373)	(940,153)

Net increase/(decrease) in cash	(1,920,329)	3,314,304
Cash at the beginning of the period	4,971,837	766,052

Cash at the end of the period	$3,051,508	$4,080,356

Supplemental Cash Flow Information
Cash paid during the period for interest	$147,216	$758,802
Income Taxes Received	$29,981	$—
Schedule of Non-Cash Financing Activities
Goodwill reduction and debt extinguishment	$1,940,538	$—

See accompanying notes to unaudited consolidated financial statements.

PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited consolidated financial statements of Productivity Technologies Corp. and Subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders’ equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the nine months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

The consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2002 (as amended by amendment no. 1 on Form 10-K/A). Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 2002 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2. Summary of Significant Accounting Policies

History of the Company and Basis of Presentation

The Company was incorporated in June 1993 under the name Production Systems Acquisition Corporation with the objective of acquiring an operating business engaged in the production systems industry. The Company completed an initial public offering (“IPO”) of common stock in July 1994 and raised net proceeds of approximately $9.0 million. In May 1996, the Company changed its name to Productivity Technologies Corp. and acquired, through a merger, Atlas Technologies, Inc. (“Atlas”) as a wholly owned subsidiary. On February 23, 2000, the Company purchased, through a wholly owned subsidiary formed for this purpose, substantially all of the assets of Westland Control Systems, Inc. (“Westland”). The Company has no other subsidiaries or operations. The Company, which produces industrial machinery, operates in a single segment through its Atlas and Westland subsidiaries.

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

Westland designs, manufactures and field installs custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive and sealants, food processing and other industrial applications. Westland operates one manufacturing plant in Westland, Michigan, which is located less than one hour from Atlas’ plants in Fenton, Michigan.

Sales of Atlas products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include steel service centers and manufacturers of lawn and garden equipment, office furniture, heating, ventilation and air conditioning equipment, and large construction equipment. Sales to automotive related customers’ account for the majority of sales. Westland’s customers participate in the automotive, food processing, adhesive and sealants, and other industries.

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

Earnings Per Share

Earnings per share have been computed by dividing the income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of operations are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per share”; the amounts of the Company’s “basic” and “diluted” earnings per share (as defined in SFAS No. 128) are the same.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Resignation of Auditor

As reported in its current report on Form 8-K filed in March 2003, Doeren Mayhew, the Company’s independent auditors (“Doeren”), advised the Company that it would not stand for re-election as the Company’s auditors as of and for the year ended June 30, 2003, and has terminated its client-auditor relationship with the Company effective March 24, 2003. Doeren’s resignation was based upon its decision to terminate its audit engagements with all public companies. The Company is currently interviewing accounting firms to replace Doeren and expects to make a decision in the near future. The Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q have not been reviewed by an independent accounting firm.

Results of Operations

Unaudited revenues earned for the quarter ended March 31, 2003 were $6,663,341, as compared to $5,837,150 for the quarter ended March 31, 2002, an increase of 14%. Atlas’s revenues were up 12%, principally due to higher beginning backlog in this year’s quarter versus the same time period of a year ago. Westland’s revenues increased 26% due to the addition of new customers’ accounts, that were not included in the prior year’s quarter. Revenues earned for the nine months ended March 31, 2003 were $21,017,260 up $1,663,433 from the nine months ended March 31, 2002 revenues earned of $19,353,827.

The order backlog as of March 31, 2003 was $18.8 million, up 20% from the June 30, 2002 backlog of $15.7 million. Both subsidiaries continue to see backlog increases due to the addition of new customers. During the latter part of the fiscal year 2003 third quarter Westland was qualified as a direct supplier to General Motors and has been awarded approximately $500,000 in new orders through the first week of May 2003.

Gross profit for the quarter ended March 31, 2003 was $1,708,495, representing a 29% increase compared to the $1,325,477 gross profit for the quarter ended March 31, 2002. The increase in gross profits was principally due to volume increases at both Atlas and Westland. Gross profit as a percentage of revenues earned for the quarter ended March 31, 2003 as compared to the same quarter in the prior fiscal year increased from 22.7% to 25.6%, principally as a result of a change in the mix of products sold by Atlas. For the nine months ended March 31, 2003, the gross profit was $4,999,995, a $303,348 increase as compared to the gross profit of $4,696,646 for the nine months ended March 31, 2002.

Consolidated selling, general and administrative (SG&A) expenses were $1,518,669, which is $110,974 greater than SG&A expenses of $1,407,695 for the quarter ended March 31, 2002. The increase of $110,974 is primarily attributable to increased sales activities at Atlas. For the nine months ended March 31, 2003, SG&A expenses were $4,452,843 or $93,121 lower than the nine months ended March 31, 2002. The reduction in SG&A expenses for the nine months ended March 31, 2003 was due to continued tighter control of operating expenses at both operating subsidiaries.

Income from operations for the quarter ended March 31, 2003 was $189,826, compared to a net loss from operations for the quarter ended March 31, 2002 of $82,218. For the nine months ended March 31, 2003, income from operations was $547,152 or $396,469 higher than income from operations for the nine months ended March 31, 2002. This increase in income from operations for the quarter and nine months ended March 31, 2003 was principally due to the higher sales volumes and, for the nine month period, also lower SG&A expenses as noted.

Interest expense for the quarter ended March 31, 2003 was $144,875, a decrease of 49% from $281,417 for the quarter ended March 31, 2002. For the nine months ended March 31, 2003, interest expense was $507,740, a decrease of 47% from $965,018 for the nine months ended March 31, 2002. The improvement was due principally to the Company’s continued focus on collections of receivables and inventory management at both Atlas and Westland which reduced borrowing needs and to a lesser extent on the Westland litigation settlement on September 3, 2002 which resulted in the extinguishment of $1.8 million of indebtedness owed to the former owner of Westland. Interest was further reduced in the nine month period ending March 31, 2003 as compared to the nine month period one year ago as the Company made a principal payment of $458,000 to the former owner of Westland under the terms of the litigation settlement. To obtain the consent of the Company’s senior bank lender to the litigation settlement, the Company also paid $800,000 on September 3, 2002 and has reduced further the Company’s term debt owed to Bank One. The Company also reduced its revolving debt during the quarter and nine months periods ended March 31, 2003.

The net income for the quarter ended March 31, 2003 was $107,274 compared to a net loss of $325,318 for the quarter ended March 31, 2002. The net income for the nine months ended March 31, 2003 was $167,286 as compared to a net loss of $732,183 for the nine months ended March 31, 2002. The reported net income for the quarter ended March 31, 2003 was $0.04 per share and for the nine months ended March 31, 2003 was $0.07 per share, in each case based on weighted average common shares outstanding of 2,475,000. This compared to a net loss for the quarter ended March 31, 2002 of $0.13 cents per share and of $0.30 per share for the nine months ended March 31, 2002, also based on weighted average common shares outstanding of 2,475,000.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2003 is as follows:

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$573,132	$194,376	$378,756
Non-compete Agreements	348,750	221,362	127,388
Bank Closing Fees	138,785	59,870	78,915

Total	$1,060,667	$475,608	$585,059

Liquidity and Capital Resources

At March 31, 2003, the Company had (1) $2,700,000 of a mortgage obligation relating to Atlas’ Copper Road facility, payable over a 12 year term, (2) debt of $4,731,426 outstanding under a revolving credit facility with Bank One, Michigan (“Bank One”), (3) deferred executive compensation obligations of $974,933 originally scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002, (4) a five year term loan from Bank One of $2,235,000, bearing interest at 125 basis points over the prime rate, incurred in February 2000 to purchase Westland, and (5) subordinated term debt of $850,000, payable to the former owner of Westland. This total of $11,491,359 at March 31, 2003 compares to a total combined long-term debt financing and line of credit balance of $17,576,679 as of March 31, 2002. The decrease in indebtedness at March 31, 2003 is due to the extinguishment of $1.8 million of indebtedness owed to the former owner of Westland and principal payments of $558,000 made to the former owner of Westland under the terms of the litigation settlement agreement reached in September 2002, and principal repayments on term loan and revolving indebtedness to Bank One approximating $3.7 million.

Working capital deficit at March 31, 2003 was ($4,874,166) and the current ratio was (.69) to 1, as compared to a working capital deficit of ($6,835,443) and a current ratio of (.63) to 1 for the Company at June 30, 2002.

Prior to the expiration of the Company’s revolving credit facility with Bank One on January 31, 2002, the Company was not in compliance with certain financial covenants and borrowing base limitations thereunder. The Company also is not in compliance with certain financial covenants under its term loan with Bank One. To date, Bank One has not demanded that the Company repay either the term loan or the revolving credit facility. The Company and Bank One did, in the summer of 2002, engage in discussions concerning terms of forbearance, and have had ongoing discussions concerning the terms of retirement of the revolving credit and term loan facilities in the event of a refinancing with another bank lender and/or other lenders, and Bank One consented to the September 2002 settlement with the former owner of Westland. During the last week in April 2003, Bank One indicated in a letter to the Company that the Company could have an additional 21 weeks of time to continue seeking to refinance its loans. In return, the Company agreed to pay down its indebtedness to Bank One by $475,000, to be paid out over the 21 week period. Management believes that Bank One’s granting of additional time to the Company for its refinancing efforts is a good faith gesture by Bank One and an expression of confidence in the continued direction of the Company both in terms of debt reduction and profitability. Notwithstanding, there exists no forbearance agreement between Bank One and the Company, and there has been no agreement to forbear since the expiration of this revolving facility in January 2002. As a result, Bank One continues to reserve for itself its rights and remedies with respect to its desire to have its loans paid off by the Company.

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

The Company does not, however, have funds available to it from its operations or otherwise to repay the amounts due under the credit facilities. The Company has engaged an investment-banking firm to advise it in connection with a possible revolving credit facility (senior secured bank facility) and the Company is seeking to directly arrange mezzanine financing (secured subordinated notes). In respect of a new revolving credit facility, the Company in the third fiscal quarter of 2003 received a commitment for bank financing to replace the Bank One credit facility. The commitment required, among other stipulations, that certain key executives of the Company personally guarantee a portion of the debt. For a variety of reasons, particularly including the fact the new lender’s proposal did not offer sufficient revolving credit to Atlas in consideration for the required repayment to the Company’s senior lender, and with the acceptance of Atlas’ existing senior lender, the commitment was not pursued to closing and the commitment has now lapsed and is no longer valid.

The Company has received since March 31, 2003 additional senior refinancing proposals. One such proposal would provide for the refinancing of Atlas’ senior and commercial mortgage term loans. Two other proposals would provide solely for the refinancing of Atlas’ $2.7 million commercial mortgage term loan. The Company is also working on a proposal for $2.0 million of secured subordinated seven year financing. However, no assurance can be provided at this time that the parties which made these proposals will ultimately commit to provide such financing on the terms proposed.

Management is hopeful as to the ability of the Company to consummate suitable financing arrangements based upon factors including but not limited to (1) the apparent value of the tangible assets owned by the Company, (2) management’s belief concerning the Company’s current competitive position in its principal markets, (3) recent improvements the Company has made in its cost structure, (4) sequential quarterly consolidated profits reported by the Company in fiscal quarters ending December 31, 2002 and March 31, 2003, and (5) the ability of the Company to reduce indebtedness and to meet its expenses with cash generated from operations since January 2002. No assurance can be given, however, that any financing arrangements will be successfully concluded.

Off-Balance Sheet Arrangements

During the three and nine months ended March 31, 2003, the Company had no off-balance sheet arrangements other than operating leases entered into the normal course of business.

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to general economic and business conditions, particularly in light of economic deterioration which has been exacerbated by the terrorist incidents of September 11, 2001, the cost of maintaining order and establishing peace in Iraq, continued global terrorist attacks including those in mid-May 2003 in Saudi Arabia, and high profile accounting scandals which have raised questions as to the integrity of the stock markets, and in the automotive and other industries principally served by the Company, including continued flat or declining demand in the domestic and foreign markets for automobiles and automotive parts resulting in reduced demand for the Atlas’ automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas’ automation equipment noncompetitive or obsolete; the risk that Atlas or Westland customers may be unwilling or unable to continue ordering products; the potential inability of the Company to renew or replace its credit facilities, as described under “Liquidity and Capital Resources” in this Item 2, due to the Company’s inability to achieve adequate operating results or the continued tightening of the credit and capital markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. There has been no material change in the disclosure regarding market risk.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Upon the expiration of the Company’s revolving credit facility with Bank One on January 31, 2002, the Company was unable to repay the outstanding principal due thereunder. As of March 31, 2002, debt of $4,731,426 was outstanding under this revolving credit facility plus an obligation for $2.7 million of a mortgage relating to Atlas’ Copper Road facility. During the second fiscal quarter, the letters of credits issued earlier in support of the $2.7 million in Industrial Revenue Bonds relating to Atlas’ Copper Road facility had expired. As a result, the Company indebtedness related to the Copper Road facility is now in the form of a mortgage. The amortization and payment requirements under the mortgage are the same as they had been under the Industrial Revenue Bonds arrangement, except that the interest rate of the mortgage is higher than it was under the IRB arrangement, and approximates the Company’s interest rate on its revolving debt. In addition, approximately $2.2 million is outstanding under the Company’s term loan with Bank One, which amounts may be deemed to be in arrears by reason of the Company’s failure to repay the amounts due under the revolving credit facility.

As described under “Liquidity and Capital Resources” in Part 1, Item 2, during the last week in April 2003, Bank One indicated in a letter to the Company that the Company could have an additional 21 weeks of time to continue seeking to refinance its loans. In return, the Company agreed to pay down its indebtedness to Bank One by $475,000, to be paid out over the 21 week period. Although Bank One is under no legal obligation to continue to forbear in demanding payment of outstanding obligations, management does not believe that it would be in Bank One’s interest to take any action in the immediate future that could jeopardize the Company’s efforts to refinance the obligations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

99.1	Certificationof chief executive officer and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Current Report on Form 8-K filed March 31, 2003 to report the resignation of the Company’s independent auditor.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRODUCTIVITY TECHNOLOGIES CORP.

Date: May 19, 2003	By:	/s/ SAMUEL N. SEIDMAN
Samuel N. Seidman
Chairman, Chief Executive Officer and President

Date: May 19, 2003	By:	/s/ JESSE A. LEVINE
Jesse A. Levine
Vice President, Secretary, Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Samuel N. Seidman, the Chairman, Chief Executive Officer and President of Productivities Technologies Corp., hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Productivities Technologies Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

By:	/s/ SAMUEL N. SEIDMAN
Samuel N. Seidman
Chairman, Chief Executive Officer and President

I, Jesse A. Levine, the Vice President, Secretary, Treasurer and Chief Financial Officer of Productivity Technologies Corp., do hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Productivities Technologies Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

By:	/s/ JESSE A. LEVINE
Jesse A. Levine
Vice President, Secretary, Treasurer and Chief Financial Officer