Form 10-K
period 2003-06-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2004-01-22
CIK 911787

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended June 30, 2003

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

        Registrant's Telephone Number, Including Area Code (810) 714-0200

                 Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  registrant's   knowledge,  in  the  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the approximate aggregate market value of the voting stock held by nonaffiliates of the registrant at January 20, 2004: $1,600,000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                            Outstanding at January 20, 2004
   -----------------------------                --------------------------------
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

Atlas sells products to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include steel service centers and manufacturers of lawn and garden equipment, office furniture, heating, ventilation and air conditioning equipment, and large construction equipment. Automotive related customers account for the majority of sales. Westland's customers participate in the automotive, food processing, adhesive and sealant, and other industries.

Atlas is a leading innovator and supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and other metal stamping operations. Atlas operates two manufacturing plants in Fenton, Michigan and has sales and engineering offices in Michigan, Europe and China.

Metal stamping presses are used to form a wide variety of sheet metal components used in automobiles, appliances and other consumer and industrial products. Atlas offers a complete range of products within three categories critical to the operation of metal stamping presses: quick die changing equipment, press automation equipment, and stacking and destacking equipment, which, together, have historically accounted for approximately 85% to 90% of its sales revenues. It also sells, on a turnkey basis, fully integrated metal stamping systems comprised of components provided by Atlas and other manufacturers. During 1998, Atlas began producing and selling finger tooling for use with its and third party transfer press automation equipment. Atlas offers standard transfer press cells where Atlas acts as the systems integrator.

Metal stamping involves setting pieces of flat sheet metal over a shaped die, which is set in a press, and then lowering a matching die onto the sheet metal to form it into the desired shape. The sheet metal pieces typically pass through several stamping press operations, each performing a different forming function. Atlas' products stack cut sheet metal blanks for feeding into the presses, move components from one press station to another within a multi-station transfer press or between presses within a tandem line of presses, facilitate the changing of dies on a press and subsequent die handling operations (storage, retrieval, and maintenance) and handle stamped parts at the end of the press lines.


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

Westland designs, manufactures and field installs custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive & sealant, food processing, and other industrial applications. Westland operates one manufacturing plant in Westland, Michigan, which is located one hour from Atlas' plants in Fenton, Michigan. Westland's plant comprises approximately 34,000 square feet of manufacturing space and 4,000 square feet of offices. Its Westland location is centrally located in Southeastern Michigan nearby numerous machinery manufacturers.

The manufacture of control panels for industrial machinery often but not always occurs in the latter stages of construction. Machinery typically is first built and subsequently wired. Machine wiring is conducted through the control panel. While machine wiring and control panels are manufactured in the latter stages of machine production, they are essential to effective machinery operation as they turn stationary metal into functional machines. As a result, management believes control panels are considered a higher value added machinery module.

Management believes the Company has been a leader in the refinement of the processes by which custom electrical panels are built. In particular, management believes it has effective internal processes to convert the production of a custom panel into more of a mass production process. At many stages in the panel build process, Westland has reduced or eliminated certain steps, which incur costs or extend production time. Management believes Westland's processes help its customers. A number of Westland's customers seek to outsource a substantial portion of their panel building requirements. Often, machinery builders, which outsource the production of their control panels, are focused on machinery construction first, while the outsourcing of panel design and production remains a secondary concern. This can lead to a situation where panels are required within shorter lead times. Management believes Westland's streamlined production processes allow the Company to satisfy rapid delivery requirements of customers.

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

In the 2001, 2002 and 2003 fiscal years, automotive industry customers for the Company accounted for approximately 68%, 84% and 89% of sales, respectively. For such fiscal years, sales by the Company to the Ford Motor Company represented 24%, 22% and 31%, respectively, of total sales. Sales are predominantly in the United States and Canada but, in recent years and especially for the second half of fiscal year 2001, the Company targeted sales efforts in Mexico, Brazil, Europe and Asia. International sales for the 2001, 2002 and 2003 fiscal years represented approximately 24%, 23% and 17%, respectively, of total sales in such years.

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

Atlas expects to incorporate and establish offices in Brazil and Germany in late 2003 and early 2004.

The order backlogs were approximately $17.0 million, $15.7 million and $14.9 million at June 30, 2001, 2002 and 2003, respectively. The Company believes substantially all of the June 30, 2003 backlog will be produced during fiscal 2004.

Products

Management believes that Atlas offers production critical, higher technology products based on proven designs and engineering, which offer superior technology, engineering and features compared to certain products offered by its competitors. Atlas products are modular and may be used with existing systems as well as with completely new systems. As a result of their modular design, a variety of pieces of equipment can be combined to form an appropriate solution for a customer's metal stamping needs. Virtually all of its products are manufactured on a made-to-order basis. Because of their desirable features, Atlas products are positioned at an above-average price comparative to its competitors. The raw materials and components used by Atlas in the manufacturing process are readily available and, generally, there are numerous suppliers that are capable of providing these materials and components.

Atlas personnel perform applications engineering, product design or customization, procurement, fabrication, machining, assembly, testing, shipping and installation of the products and systems it sells. Atlas continues seeking to achieve greater modularity in the engineering and design of its products. To date, this focus has resulted in faster order fulfillment and production, and improved fabrication. Atlas believes that meaningful cost-reducing improvements can still be made in the manufacturing process, particularly from further development of configurable modules.

Quick die change equipment made by Atlas includes automated die carts, die tables and high rise automated storage-retrieval systems which are used to maneuver stamping press dies and molds weighing up to 100 tons each. The Atlas-developed products allow die swapping to be accomplished in minutes as compared to hours if conventional equipment is used. Atlas storage-retrieval systems permit dies not in use to be stored in multiple level racks and readily accessible to die carts for die swapping. Atlas' equipment can be configured for use with either manually controlled or fully automated presses. Atlas believes that its equipment is instrumental in increasing the "up-time" of presses while also facilitating short run capability, gentle die handling, safer and improved ergonomics and easier and more efficient die maintenance.

Transfer press automation equipment is sold by Atlas under the names Flex 2000, Flex 3000, and Flex 5000(R). Transfer presses use as many as ten dies within a single press to progressively form the component (typically including tasks such as drawing or forming, trimming, piercing and flanging). Unlike tandem press lines, which use multiple presses arranged in a line and require multiple devices to move a component, transfer presses move the component being processed from one die station to another using a single automation device. Compared to tandem presses, transfer presses generally operate at higher production rates, require less floor space, consume less energy and allow more component processes per press. Because of this, and because they have fewer parts and require less expensive quick die change equipment than tandem presses, transfer presses have become the preferred type of press for new purchases although many tandem presses will remain in use for many years and can be refitted with automation equipment. Atlas offers standard Transfer Press Cells as a systems integrator, comprised of Atlas equipment and presses made by other manufacturers to more aggressively pursue the transfer press process market segment.

Stacking and destacking automation equipment is used to handle the sheet metal in the initial stages of the stamping process. Stackers stack flat blanks cut from the coiled rolls, which are delivered to the manufacturer. Destacking equipment feeds the flat blanks into the press and includes functions to clean or lubricate the metal blanks (or strips) and to queue them to assure a steady flow. Atlas also produces and sells precision steel pallets for handling the stacks of sheet metal so as to reduce handling damage and to eliminate the need for strapping the stack of sheets together.

Westland designs, manufactures and field installs custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive and sealant, food processing, and other industrial applications. The design and manufacture of control panels for machinery occasionally occurs in the later stages of the machinery design and construction process. Machinery must first be constructed, and then wired, where the wiring is conducted through the control panel. The wiring and control panels are essential to effective machinery operation, as the wiring and controls convert the machinery from stationary metal to functional machines.

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

Competition

Atlas management believes Atlas' products are sold in specialized markets that have limited customers and competitors. In any case, in many instances, Atlas products are procured through competitive bidding. Because of the capital cost and the need for skilled personnel, such as engineers, designers, mechanics and sales persons, entry into this industry is expensive and difficult to achieve and Atlas does not expect competition to increase significantly over present levels. Primary competitors of Atlas include ABB Flexible Automation (Sweden), Automatic Feed Company (U.S.A.), Binar (Sweden), Orchid International (Canada), Linear Transfer Systems (Canada), Gudel/Rapindex (Switzerland, U.S.A.), Wayne Trail (U.S.A.), HMS Products Co. (U.S.A.), Schuler Automation Group (Germany), Strothmann GmbH (Germany), and Aisaku (Japan). Each of these companies offers components, which compete with certain components manufactured or sold by Atlas. A number of the competitors are well established with substantial financial resources, recognized brand names, customer loyalty and established market positions, capable engineering, strong distribution networks and comprehensive manufacturing capabilities.

Westland management believes Westland's competitors sell their products primarily regionally, and there are numerous competitors both regionally and nationally. Typically, custom-built control panels are commodity type products purchased by customers on the basis of quality and reliability, delivery timing, and pricing. Westland's major competitors in the Southeast Michigan region include Stegnar Electric, K-R Automation, Con-Syst-Int, JIC Electric, X-Bar Automation and Control Technique.

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

Trademarks and Patents

Atlas owns exclusive rights to U.S. and foreign patents previously owned by the deceased inventor, Mr. John H. Maher, having acquired assignment of these rights in April 2002 from Mr. Maher's trust in a cash transaction in April 2002. The patents are associated with the manufacture, sale, and use of Atlas FLEX 5000(R) and related transfer press automation equipment products. The relevant patents registered with the United States Patent and Trademark Office will expire on June 23, 2008. As a result of the purchase of the patent rights in April 2002, Atlas no longer pays any royalties to the former owner of the patents, but is now fully responsible for all associated patent defense and maintenance costs. The exclusive rights agreement covers three U.S. patents for a system for transferring work pieces through a series of workstations, a fourth US patent for a synchronized dual axis actuator, and a fifth U.S. patent for a transfer system. The system for transferring work pieces through a series of workstations is protected by foreign patents in Canada, China, France, Germany, Great Britain, Japan, Republic of Korea, Russian Federation, Spain and Sweden. This license agreement also encompasses rights to transfer system patents that are pending in several foreign countries covered under the Patent Coordination Treaty. A royalty bearing sub-license has been granted by Atlas to the Orchid Automation Group (Canada).


Atlas has registered with the United States Patent and Trademark Office a trademark on "FLEX 5000(R)" that it uses to market its line of transfer equipment.


Atlas owns and has registered with the United States Patent and Trademark Office eight (8) patents, one for an asynchronous conveyer construction, one for a transfer arm for supporting work pieces, one for a magnetic sheet separator construction, one for a workpiece transfer support apparatus, one for a magnetic sheet fanner, one for an apparatus for supporting a workpiece for transfer, one for a pallet cover, and one for apparatus and methods for forming work pieces. Foreign patents for the latter are held in Australia, China, France, Germany, Italy, Great Britain, Poland, Spain and Sweden with patent applications pending in Canada, Korea, and Mexico. Atlas has applied for five United States patents for an articulating work piece transfer apparatus, a magnetic sheet fanner, a tooling gage, a finger tooling receiver for transfer press automation equipment and a pin pallet cover. Foreign patent applications have been filed for the articulating work piece transfer apparatus.

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

Management and Employees

The Company employs approximately 190 persons. None of these persons is a member of a union. The Company believes that its employee relations are good. The Company's facilities are located in highly industrialized areas that benefit the Company by reason of their proximity to customers and a skilled labor force.

ITEM 2.  PROPERTIES

Atlas owns and operates two manufacturing facilities in Fenton, Michigan and Westland leases and operates one manufacturing facility in Westland, Michigan. The two Fenton facilities have an aggregate of 94,200 square feet of space. One of these facilities, built in 1997, has higher roofs and heavier cranes to facilitate manufacturing of larger equipment and provides approximately 51,000 square feet of manufacturing space and 8,000 square feet of office space. This facility also is capable of expanding at a later date to approximately 130,000 square feet of manufacturing and 25,000 square feet of office space. Operations performed in the two Fenton facilities include fabrication, machining, assembly, electrical panel construction and testing. Project management, engineering, finance/human resources, service, quality, purchasing and sales offices are also located in Fenton.

The Westland plant, which is leased, has approximately 34,000 square feet of manufacturing and assembly space and 4,000 square feet for offices. Operations performed in the Westland facility are manufacturing, assembly, quality control, testing, field installation and service. Sales, operations, finance and administration are all located in Westland, Michigan.

The principal executive offices of the Company are located at 3100 Copper Avenue, Fenton, Michigan 48430.

ITEM 3.  LEGAL PROCEEDINGS

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In 2001, the Company's common stock was de-listed for trading on the NASDAQ Small Cap Market. At that time, the Company's common stock became listed for quotation on the NASD's electronic over the counter quotation system, the OTC Bulletin Board (the "OTCBB"). In October, 2003, due to a delay in the Company's filing this annual report on Form 10-K for the fiscal year ended June 30, 2003, the Company's quotation on the OTCBB was suspended. Currently, the Company's common stock is traded through the Pink Sheets LLC. The Company expects that, with the filing of this 10-K and the forthcoming quarterly report on Form 10-Q for the quarter ended September 30, 2003, which report is also delinquent, it will once again be listed for quotation on the OTCBB. The over-the counter quotations of the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. The de-listing from the OTCBB could have a material adverse effect upon the Company in a number of ways, including its ability to raise additional capital. In addition, the absence of a trading system may adversely affect the ability of broker-dealers to sell the Company's common stock, and consequently may limit the public market for such stock and have a negative effect upon its trading price. There can be no assurance that the Company's common stock will be re-listed on the OTCBB.

The following table sets forth the range of high and low closing bid prices for common stock as reported on the OTCBB. Within the last two fiscal years there has been extremely limited trading in the Company's Units and Warrants and, therefore, no trading information is provided. The Warrants expired effective on June 24, 2002.

                                                         High        Low
                                                          ($)         ($)

          Year ended June 30, 2002:
             First Quarter                               0.50       0.20
             Second Quarter                              0.40       0.13
             Third Quarter                               0.35       0.20
             Fourth Quarter                              0.45       0.25

          Year ended June 30, 2003:
             First Quarter                               0.17       0.07
             Second Quarter                              0.11       0.05
             Third Quarter                               0.15       0.05
             Fourth Quarter                              0.34       0.05

As of September 30, 2003, the Company had 16 holders of record of its common stock. The Company believes that there are in excess of 300 beneficial holders of the Company's common stock. The Company has not declared or paid any dividends on its common stock since its inception.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company's and its predecessor's consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as of and for June 30, 1999 and 2000; by Doeren Mayhew as of and for the years ended June 30, 2001 and 2002; and by Follmer Rudzewicz PLC as of and for the year ended June 30, 2003. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Report and the Consolidated Financial Statements and notes thereto referenced in Item 8 of this Report included herein. See also Item 9 of this Report.


                                  (Dollars in thousands, except per share data)

Consolidated Statement of Operations Data
                                                                 Year ended June 30,
                                       ----------- -- ------------ -- ----------- -- ------------ -- --------------
                                          2003           2002            2001           2000             1999
                                       ----------- -- ------------ -- ----------- -- ------------ -- --------------

Revenues earned                         $ 29,051       $ 24,768        $ 27,992       $ 33,230         $ 34,001
Cost of revenues earned                   22,197         18,261          22,155         26,235           24,610
Gross profit                               6,853          6,507           5,837          6,895            9,391
Selling, general and                       6,004          6,453           8,004          6,333            7,526
administrative
Impairment of intangible assets               --          2,087              --             --               --
Bonus restructuring expense                   --             --              --             --               --
Income (loss) from operations                849         (2,033)         (2,167)           562            1,865

Net income (loss)                            361         (4,128)         (3,114)          (256)             974

Net income per share of common
     stock                              $   0.15         ($1.67)         ($1.26)        ($0.10)           $0.40
Weighted average common shares             2,475          2,475           2,475          2,475            2,432

Consolidated Balance Sheet Data

                                                                       June 30,
                                       ----------- -- ------------ -- ----------- -- ------------ -- --------------
                                          2003           2002            2001           2000             1999
                                       ----------- -- ------------ -- ----------- -- ------------ -- --------------

Current assets                          $ 10,521       $ 11,639        $  15,822      $ 22,972         $ 19,148
Current liabilities                       16,388         18,474           17,355         8,155            5,330
Working capital                           (5,867)        (6,835)          (1,533)       14,817           13,818
Property, plant and equipment, net         6,159          6,711            7,231         7,708            7,844
Total assets                              20,703         24,494           31,757        39,238           30,108
Long-term debt, less current
maturities                                 1,735          3,800            7,710        20,862           13,951
Total liabilities                         18,123         22,274           25,410        29,777           20,391
Stockholders' equity                       2,580          2,220            6,347         9,461            9,717


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

Recent Developments

Effective as of December 12, 2003, Merrill Lynch Business Financial Services Inc. ("MLB") entered into a new credit facility with Atlas (the "MLB Credit Facility") providing for borrowing availability of up to $8.0 million, of which $7.4 million was funded at closing. The MLB Credit Facility consists of :

     o a seven-year real estate term loan in the original principal amount of $3.5 million, bearing interest at a variable per annum rate equal to 3.15% in excess of one-month LIBOR, payable in monthly installments of interest plus 1/180th of principal (a 15-year amortization schedule) with the balance of principal due at maturity in December 2010, and secured by substantially all of the assets of Atlas;

     o a three-year equipment term loan in the original principal amount of $500,000, bearing interest at a variable per annum rate equal to 3.15% in excess of one-month LIBOR, payable in monthly installments of interest plus 1/36th of principal (full amortization), maturing in December 2006, and secured by substantially all of the assets of Atlas; and

     o a one-year revolving working capital credit facility providing for borrowing availability of up to $4.0 million based upon eligible accounts receivable, bearing interest at a variable per annum rate equal to 2.85% in excess of one-month LIBOR, payable in monthly installments of interest only, maturing on December 31, 2004 and secured by substantially all of the assets of Atlas.

The MLB Credit Facility is guaranteed by the Company and, in addition, the Company has pledged all of the capital stock of Atlas to secure the guaranty. The proceeds of the MLB Credit Facility were used to retire the revolving credit facility and commercial mortgage loan from Bank One, NA to Atlas in the aggregate outstanding principal amount of $7.4 million. Atlas continues to be responsible for legal and professional field audit fees of Bank One in the amount of approximately $60,000. As part of these financing transactions, Bank One also agreed to release the liens on the assets of Atlas and the Company. In addition, Bank One agreed to subordinate its rights with respect to Westland's new lender, Spectrum Commercial Services, Inc. ("Spectrum"), in connection with Bank One's term loan in the outstanding principal amount of approximately $2.2 million, bearing interest at 1.25% over Bank One's prime rate, which the Company incurred in February 2000 to purchase Westland (the "Westland Loan").

In addition, also effective as of December 12, 2003, Spectrum entered into a two-year credit facility with Westland (the "Spectrum Credit Facility") providing for borrowing availability of up to $1.25 million based upon eligible accounts receivable, bearing interest at a variable per annum rate equal to 5.25% in excess of the prime rate of Wells Fargo Bank, NA, (subject to certain minimum payments of $5,575 per month, and subject to reduction by 0.5% if specified profitability thresholds are met), maturing in December 2005 and secured by substantially all of the assets of Westland.

Bank One agreed to subordinate its rights under the Westland Loan to Spectrum, subject to restating the obligations under a new Guarantor Payment Agreement effective as of December 12, 2003 under which Bank One will look to Westland to repay the remaining obligations owed to Bank One (which continues to be $2.2 million in principal). Although the Company continues to be the primary obligor under the Westland Loan as restated, the Company is prohibited from making payments to Bank One so long as the MLB Loan to Atlas (as to which the Company is a guarantor) remains outstanding, and, accordingly, Westland entered into the new Guarantor Payment Agreement. Under the terms of the restated Westland Loan, Westland is required to pay to Bank One $10,000 per month plus interest as well as 25% of excess cash flow (as defined in the restated loan agreement) from Westland's operations. Under the restatement, without expressly waiving the previously existing covenant defaults under Westland Loan, Bank One has agreed to honor the scheduled maturity date of the Westland Loan (February 23, 2005) absent any further defaults. As restated, the Westland Loan bears interest at the per annum rate of 3.0% in excess of Bank One's prime rate. Bank One continues to hold a lien on substantially all of Westland's assets, subordinated to the lien of Spectrum.

In connection with these financing transactions, the Company, Atlas and Westland retired the remaining obligations to the former owner of Westland, Thomas Lee, in consideration of a payment of $525,000, resulting in a gain on the extinguishment of debt of approximately $125,000. Under agreements entered into with Bank One in January 1999, Ronald Prime, formerly an owner and executive officer of Atlas, and Michael Austin, formerly an owner and executive officer of Atlas and currently a director of the Company, agreed to subordinate their rights to receive payments for deferred executive compensation obligations of approximately $974,000 (which were originally scheduled to be paid during the period from July 2000 through July 2002). These executives agreed to continue to subordinate their right to payment to MLB.

Impact of Recently Issued Accounting Standards

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the quarter ended December 31, 2002. The application of the disclosure portion of this standard did not have any impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity, now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the consolidated financial statements.

FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34" was issued in November 2002. FIN 45 clarifies the requirements of SFAS No. 5, " Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 related to initial recognition and measurement of guarantees did not have an impact on the net income or equity of the Company.

FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51," was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The Company has completed an analysis of FIN 46 and has determined that it does not have any VIE's.

Results of Operations

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenues earned for the year ended June 30, 2003 were $29,050,542 as compared to $24,767,655 for the year ended June 30, 2002, an increase of 17%. Atlas's revenues were up 13% principally as a result of slightly greater business activity. Westland's revenues increased 39% due to the addition of new customers that began ordering from Westland, or ordered in greater volume, compared to one year earlier.

Gross profit for the year ended June 30, 2003 was $6,853,324, representing a 5% increase from the $6,506,891 gross profit for the year ended June 30, 2002. The increase in gross profit was principally due to the volume increases at both Atlas and Westland. Gross profit as a percentage of revenues earned for the year ended June 30, 2003 as compared to prior fiscal year decreased from 26.3% to 23.6%, principally as the result of a change in the mix of products sold by Westland and to continued competitive pricing pressures in the segments served by Westland.

Consolidated selling, general and administrative (SG&A) expenses, were $6,003,959, down 7% as compared to SG&A expenses of $6,452,908 for the year ended June 30, 2002. The decrease was principally due to continued efforts by management to contain expenses.

Income from operations for the year ended June 30, 2003 amounted to $849,365 compared to a loss from operations for the year ended June 30, 2002 of $2,033,325. The loss in fiscal 2002 was principally attributable to the write-off of $2,087,308 for impairment of intangible assets, including a patent. The improvement in income from operations for fiscal 2003 resulted primarily from higher sales volume and lower SG&A expenses noted above and the absence of a write-off for impairment of intangible assets.

Interest expense for fiscal 2003 was $639,822 a decrease of 62% as compared to $1,668,519 for fiscal 2002. The improvement was due principally to the Company's continued focus on collections of receivables and inventory management at both Atlas and Westland, which reduced borrowing needs. Interest also declined in comparison as the 2002 figure included a one-time interest rate swap unwinding fee of $388,000. Further, Westland's interest costs were lower in fiscal 2003 due to its litigation settlement on September 3, 2002, which resulted in the extinguishment of $1.8 million of indebtedness owed to the former owner of Westland.

The net income for fiscal 2003 was $360,574 as compared to net loss for the year ended June 30, 2002 of $4,127,502. This improvement was due to the numerous factors cited above including the absence of a charge for impairment of intangible assets in 2003, higher sales volume, lower SG&A expense and lower interest expenses.

Fiscal Year 2002 Compared to Fiscal Year 2001

Revenues earned for the year ended June 30, 2002 were $24,767,655 as compared to $27,992,387 for the year ended June 30, 2001, a decrease of 12%, principally as a result of lower order volume during fiscal 2002. The decline in revenues earned was primarily due to the softness in capital goods demand in the automotive industry. In addition, management believes the terrorist events of September 11, 2001 adversely affected demand for Atlas' and Westland's products.

Gross profit for the year ended June 30, 2002 was $6,506,891, an 11% increase from the $5,837,396 gross profit for the year ended June 30, 2001. Gross profit increased during fiscal 2002 principally due to the restructuring efforts undertaken at Atlas during the 2001 and 2002 fiscal years and to improved cost controls and inventory management.

Consolidated selling, general and administrative (SG&A) expenses, were $6,452,908, down 19% as compared to SG&A expenses of $8,004,219 for the year ended June 30, 2001. The decrease was principally due to restructuring efforts undertaken at Atlas during the 2001 and 2002 fiscal years.

The impairment of intangible assets amounted to $2,087,308, all of which was attributable to Westland.

The loss from operations for the year ended June 30, 2002 of $2,033,325 is principally attributable to the write-off of $2,087,308 for impairment of intangible assets, including a patent. The Company recorded a loss from operations of $2,166,823 for the year ended June 30, 2001. The improvement in income from operations resulted primarily from the restructuring initiatives discussed above, offset by the write-off for impairment of intangible assets.

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

At June 30, 2002, the Company had aggregated net operating losses of approximately $6,309,000 for income tax purposes, which begin to expire in 2020. In addition, the Company had tax research credit carry forwards of approximately $1,165,000, which will begin to expire in 2012. For financial reporting purposes, due to prior year operating losses, and uncertainty in realization the Company has increased its valuation allowance from $1,412,600 to $2,957,500 against the net operating loss carryforwards and other deferred tax assets. The amount of the remaining deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

For the year ended June 30, 2002, the Company incurred a net loss of $4,127,502 as compared to net loss for the year ended June 30, 2001 of $3,113,741. The net loss during fiscal 2002 includes $2,087,308 for the impairment of intangible assets, $588,000 for the write-down of the Company's deferred tax asset, and $388,000 for the swap fee charged by Bank One, which had been senior lender to both Atlas and Westland prior to December 12, 2003. Excluding these write-downs and non-recurring expenses, the Company's net loss for fiscal year 2002 approximated $1,064,194, an improvement of $2,049,547 as compared to the net loss reported in fiscal 2001 of $3,113,741. This improvement was due to the numerous factors cited above, including lower interest rates; considerable management focus on accelerating receivables collections and on improving inventory and cash management procedures; and restructuring efforts undertaken at Atlas during fiscal years 2001 and 2002 which provided operating and financial benefits in fiscal 2002.

Liquidity and Capital Resources

At  June  30,  2003,  the  Company  had (1)  $2.7  million  outstanding  under a commercial mortgage loan from Bank One, (2) $4.5 million outstanding under a revolving credit facility with Bank One (the "Old Atlas Revolver"), (3) $974,933 due to Messrs. Prime and Austin under a deferred compensation arrangement, (4) $2.2 million outstanding under the Westland Loan, and (5) $775,000 due to the former owner of Westland, Thomas Lee. This total of $11.1 million compares to a total combined indebtedness of $17.0 million as of June 30, 2002. The decrease in indebtedness at June 30, 2003 is principally due to repayment of a portion of the obligations to Bank One and Mr. Lee as well as the discharge of certain indebtedness owed to Mr. Lee under the terms of a settlement agreement entered into with him in September 2003. Under the terms of the settlement agreement entered into with Mr. Lee, (i) $1,800,000 of the $3,200,000 of the principal and accrued interest outstanding under the Company's note to Mr. Lee was extinguished, (ii) the Company paid $458,000 of the obligation in September 2002, and (iii) the Company agreed to pay the remaining $950,000 on an installment basis over a 40 month period.

Working capital deficit at June 30, 2003 was ($5,866,497) and the current ratio was (.64) to 1, as compared to working capital deficit of ($6,835,443) and a current ratio of (.63) to 1 for the Company at June 30, 2002.

Prior to the expiration of the Old Atlas Revolver in January 2002, the Company was not in compliance with certain financial covenants and borrowing base limitations thereunder. The Company also was not in compliance with certain financial covenants under the Westland Loan. During fiscal year ended June 30, 2003, Bank One did not demand that the Company repay either the Old Atlas Revolver or the Westland Loan. In the period following the January 2002 maturity of the Old Atlas Revolver, the Company and Bank One engaged in discussions concerning possible terms of forbearance, and Bank One consented to the settlement with Mr. Lee; however, no formal forbearance arrangements were entered into by the Company and Bank One. While Bank One was under no legal obligation to continue to forbear in demanding payment of outstanding obligations owed to it, it continued to do so through the Company's refinancing of its various obligations in December 2003 as described under "Recent Developments" in this Item 7.

Since the expiration of the revolving credit facility with Bank One on January 31, 2002, and during fiscal year ended June 30, 2003, the Company was able to meet its working capital needs from cash generated from operations without borrowing additional funds under a line of credit In addition, since such time, the Company sought to pay down its borrowings from Bank One when and as cash was available from operations. However, during the fiscal year ended June 30, 2003, the Company did not have funds available to it from its operations or otherwise to repay the amounts it owed to its creditors. As a result of the financing transactions described under "Recent Developments" in this Item 7, and assuming no adverse developments, management believes that it has sufficient funds available to it under the various facilities and operations to provide for it working capital needs at least through the end of the 2004 fiscal year.

Off Balance Sheet Arrangements

During fiscal 2003, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business.

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to general economic and business conditions, particularly in light of the recent economic malaise which has been exacerbated by the war with Iraq, and high profile accounting scandals which have raised questions as to the integrity of the stock markets, and in the automotive and other industries principally served by the Company, including continued volatile demand in the domestic and foreign markets for automobiles and automotive parts resulting in reduced or uncertain demand for the Atlas' automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation equipment noncompetitive or obsolete; the risk that Atlas or Westland customers may be unwilling or unable to continue ordering products; the potential inability of the Company to achieve adequate operating results or the continued volatility of credit and capital markets which could affect the Company's credit and financing arrangements in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Of the Company's indebtedness of $11.1 million at June 30, 2003, obligations in the amount of $2.7 million were fixed rate or fixed rate based obligations and the balance of approximately $ 8.4 million, were variable rate obligations. Assuming an immediate 10% increase, as of June 30, 2003, in the interest rates on all of the Company's variable rate obligations, management has calculated that the impact to the Company in annualized interest payable would approximate $70,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedules as listed on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Company's current report on Form 8-K filed March 31, 2003, Doeren Mayhew, then the Company's independent auditor ("Doeren") terminated its client-auditor relationship with the Company effective March 24, 2003. Doeren's resignation was based upon its decision to terminate its audit engagements with all public companies. Doeren's report on the Company's financial statements as of and for the year ended June 30, 2002 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The report did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to any uncertainty or as to audit scope, or accounting principles. In connection with the audits of the Company's financial statements for fiscal year 2001 or fiscal year 2002 (the two most recent fiscal years prior to its resignation), there have been no disagreements between the Company and Doeren on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Doeren, would have caused Doeren to make reference to the matter in its report. As reported in the Company's current report on Form 8-K filed on July 23, 2003, the Company engaged Follmer Rudzewicz PLC ("Follmer") as its independent auditor.

In addition, as reported in the Company's current report on Form 8-K filed on July 31, 2001, the Company, in a cost-saving move, dismissed its former auditors, BDO Seidman, LLP ("BDO") and appointed Doeren as its independent auditor effective July 24, 2001. This change in auditors was made at the recommendation of the Company's board. In connection with the audits of the Company's financial statements for fiscal year 1999 and fiscal year 2000 (the two most recent fiscal years prior to its dismissal), there have been no disagreements between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the matter in its report. BDO's report on the financial statements for fiscal year 1999 and fiscal year 2000, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In its annual letter to management issued in November 2000, BDO identified two material weaknesses in the Company's internal controls related to the timing of the recordation of transactions and the need of the Company to take full physical inventories. In its annual letter to management issued in October 1999, BDO identified one material weakness in the Company's internal controls related to general ledger accounts receiving little critical review during the year. Management readily agreed with the recommendations of BDO and has eliminated these weaknesses by taking the steps recommended by BDO.


ITEM 9A.  CONTROLS AND PROCEDURES

The company's management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                                                          Director
                  Director                        Age       Since    Current Position

       Class I Director

       Jesse A. Levine                             36       1993     Director, Chief Financial Officer,
                                                                     Vice President, Secretary and
                                                                     Treasurer
       Class II Director
       Michael D. Austin                           52       1999     Director, President of the Company's
                                                                     Atlas Technologies, Inc. subsidiary
                                                                     and Senior Vice President of Strategic
                                                                     Planning and Marketing of the Company
       Class III Directors
       Samuel N. Seidman                           69       1993     Director, Chairman of the Board,
                                                                     President and Chief Executive Officer
       Alan H. Foster                              78       1993     Director



The Company's Board of Directors is divided into three classes, each of which serves for a term of three years, with only one class of directors being elected in each year. The term of office of the Class II director will continue until the next annual meeting of the Company, which is expected to be held in fiscal 2004. The term of office of the Class III directors will continue until the annual meeting of the Company in fiscal 2005. The term of office of the Class I directors will continue until the annual meeting of the Company in fiscal 2006. A director will hold office until the next annual meeting of stockholders at which his class of directors is to be elected.

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

Class II Director

Michael D. Austin is currently the President of the Company's Atlas Technologies, Inc. subsidiary and Senior Vice President of Strategic Planning and Marketing of the Company. From 1998 to 2000, Mr. Austin held the position of CEO and President of Atlas Technologies, Inc. From 1996 to 1998, Mr. Austin held the position of President of Atlas Technologies, Inc., and was primarily responsible for directing the marketing and sales activities of the company for determining the overall product directions, managing product research and development, and managing the application engineering department. From 1977 to 1996, Mr. Austin held various other management positions at Atlas Technologies, Inc., including Vice President of Operations, Vice President of Sales and Marketing, Sales Manager, and Controls Manager. From 1973 to 1977, Mr. Austin held various controls engineering and management positions at Fluid & Electric Control Co., including Chief Engineer. Mr. Austin serves on the board of directors or board of advisors of the Flint-Genesee Economic Growth Alliance, the Manufacturers Innovation Council, Kettering University, Baker College and Mott Community College. Mr. Austin holds U.S. and foreign patents for certain apparatus and methods for forming work pieces.

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

Executive Officers      Current Position

Samuel N. Seidman       Chairman of the Board, President and
                             Chief Executive Officer
Jesse A. Levine         Chief Financial Officer, Vice President,
                             Secretary and Treasurer
James A. Kolinski       Vice President, Operations of the Company and
                             Chief Executive Officer of Atlas Technologies, Inc.
Michael D. Austin       Senior Vice President of Strategic Planning and
                             Marketing of the Company and President of
                             Atlas Technologies, Inc.
Robert J. Cuccaro       Vice President, Corporate Controller of the
                             Company and President of Westland Control
                             Systems, Inc.


See "Directors" in this Item 10 above for a description of the business experience during at least the past five years of Messrs. Seidman, Levine and Austin.

Robert J. Cuccaro, 48 years of age, joined the company on May 26, 2000 as Vice President, Corporate Controller. In January 2001, Mr. Cuccaro was promoted to President of Westland Control Systems, Inc. From 1998 to 2000, Mr. Cuccaro held positions of General Manager and Controller for the Ring Group and Karmazin Products Corporation and was responsible for directing sales, human resources, production control, accounting and finance. From 1996 to 1998, Mr. Cuccaro held the position of Chief Financial Officer/Division Controller for Stewart Connectors Division, Inc. a subsidiary of Insilco Corporation. From 1994 to 1996, Mr. Cuccaro held various positions including Plant Controller and Corporate Controller with Clark Material Handling Corporation, a subsidiary of Terex Corporation. Previously, from 1982 to 1994, Mr. Cuccaro held various financial positions at UNISYS Corporation including Controller and Sales Director. Mr. Cuccaro has extensive international, manufacturing, financial reporting and systems experience. Mr. Cuccaro earned his B.S. degree from Rutgers University and attended graduate studies classes at Fairleigh Dickinson University in New Jersey.


James A. Kolinski, 62 years of age, was hired by the Company on October 16, 2000, as Vice President - Operations. In November 2000, Mr. Kolinski was promoted to CEO of Atlas Technologies, Inc. in addition to being the Vice President - Operations for the Company. Mr. Kolinski had been Chief Executive Officer and President of HPM Corporation, a $110 million manufacturer of equipment for plastic injection molding, metal extrusion and metal die-casting applications. Previously, for 6 years, Mr. Kolinski was President and Chief Operating Officer at Grove Worldwide LLC, a leading manufacturer of aerial work platforms with operations in the United States, United Kingdom, and France. Mr. Kolinski assisted in the development of Grove's strategic plan, which resulted in sales growth from $56 million to $205 million per annum. Mr. Kolinski had full Profit and Loss Statement responsibility at HPM, Grove, and previously as President and Director of Simon Aerials, a $55 million subsidiary of a $1 billion dollar per annum parent company, and before that with AAR Corporation, a $25 million per annum producer of powered industrial sweepers and scrubbers, and material handling equipment. Mr. Kolinski's employment arrangements provide incentives for Mr. Kolinski if the Company reaches certain higher levels of sales, sales growth, and earnings targets.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain of its officers and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to persons who are officers or directors of the Company or holders of 10% of the Company's common stock were complied with in fiscal 2003.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation and Arrangements

During fiscal 2003, the Company's non-employee director, Alan H. Foster, received $18,000 per annum, payable quarterly.

Executive Officer Compensation

The following table shows all compensation paid by the Company for the fiscal years ended June 30, 2001, 2002 and 2003 to (1) the person who has served as the chief executive officer of the Company at all times since the beginning of fiscal 2003 (Samuel N. Seidman), and (2) each executive officer of the Company, other than the chief executive officer, who served as an executive officer at any time during fiscal 2003 and whose income exceeded $100,000 (James A. Kolinski and Robert J. Cuccaro) (collectively, the "Named Executive Officers"). Summary Compensation Table



                                Annual Compensation Long Term Compensation
 ------------------------------------------------------------------------------------------------------
                                                                  Restricted      Securities
 Name and               Fiscal Year                               Stock Awards    Underlying Options
 Principal Position     ended June 30,   Salary ($)   Bonus ($)        (#)                (#)
 ------------------------------------------------------------------------------------------------------

 Samuel N. Seidman,           2003         120,000       ---           ---                --
 Chairman of the              2002         120,000       ---           ---                ---
 Board, President and         2001         120,000       ---           ---                ---
 Chief Executive
 Officer

 James A. Kolinski,           2003         170,000       ---           ---                ---
 Vice President,              2002         170,000     8,333           ---                ---
 Operations of the            2001         170,000       ---           ---                ---
 Company and Chief
 Executive Officer of
 Atlas

 Robert J. Cuccaro,           2003         103,000       ---           ---                ---
 Vice President,              2002         103,000       ---           ---                ---
 Corporate Controller         2001          95,000       ---           ---                ---
 of the Company and
 President of Westland
---------------

Option Awards and Values. No options or stock appreciation rights were awarded to any of the Named Executive Officers in fiscal 2003. The following table sets forth information concerning the aggregate number and values of options held by the Named Executive Officers as of June 30, 2003. None of the Named Executive Officers holds stock appreciation rights and none of such persons exercised any options in fiscal 2003.

On July 16, 2003, the Company's board of directors authorized and directed the Company to issue options to purchase 256,000 shares of the Company's common stock in replacement of options, which had been granted in 1997 and expired in 2002 under the Company's Performance Equity Plan (PEP). The board approved for 256,000 options to be reissued under the continuing Performance Equity Plan by the Company at an exercise price equal to the current market closing price for the Company's common shares. The options granted to directors and executive officers were allocated as follows: 97,000 options were reserved for Atlas and Westland operating and management personnel; 49,000 options were allocated to Mr. Seidman, 39,000 options each were allocated to Messrs. Kolinski and Levine; 29,000 options were allocated to Mr. Cuccaro; and 6,500 options each were allocated to Messrs. Austin and Foster.


                                Aggregate Year-End Option Values at June 30, 2003

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


Compensation Committee Interlocks and Insider Participation

The full Board of Directors of the Company serves as both the Company's Compensation Committee and, since January 1, 2002, the Audit Committee. There have not been since the beginning of fiscal 2003 any interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any person who has served on the Company's Board of Directors since that time. See Item 13 for a description of certain transactions and relationships of the Company with directors of the Company since the beginning of fiscal 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and accompanying footnotes set forth certain information as of January 20, 2004 with respect to the stock ownership of (1) each stockholder known by the Company to be a beneficial owner of more than 5% of the Company's common stock, (2) each director and nominee of the Company, (3) the Company's Chief Executive Officer, and (4) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Shares of common stock issuable upon exercise of options which are currently exercisable or exercisable within 60 days of the date of this report have been included in the following table. See Item 11 for additional information regarding the stock options granted to the indicated persons. The business address of the persons listed below is Productivity Technologies Corp., 3100 Copper Avenue, Fenton, Michigan 48430.

Name of Beneficial Owner          Number of Shares         Percentage of Shares
                                 Beneficially Owned        Beneficially Owned(3)
Michael D. Austin                   319,100 (1)                    12.9%
Samuel N. Seidman                   245,250 (1)                     9.5%
Jesse A. Levine                     139,500 (1)(2)                  5.4%
Alan H. Foster                       43,250 (1)                     1.7%
Ronald Prime                        153,000                         6.2%
Robert J. Cuccaro                    29,000 (1)                     1.2%
James A. Kolinski                    45,000 (1)                     1.8%
All directors and
executive officers as a
group (4)                           974,100 (4)                    35.1%

(1) Includes shares of common stock issuable upon immediately exercisable warrants and options at prices ranging from $0.15 to $1.37 per share, as follows: Mr. Austin - 6,500 shares, Mr. Seidman - 107,000 shares; Mr. Levine - 97,000 shares; Mr. Kolinski - 39,000 shares, Mr. Cuccaro - 29,000 shares, and Mr. Foster - 18,500 shares.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Seidman & Co., Inc., an affiliate of the Company, makes available to the Company office space, as well ascertain office, administrative and secretarial services as may be required by the Company. The Company paid Seidman & Co., Inc. approximately $20,000 in the fiscal year ended June 30, 2003 for such services. Samuel N. Seidman, a director and the Chairman, President and Chief Executive Officer of the Company, is President of Seidman & Co., Inc., and Jesse A. Levine, a director, Chief Financial Officer, Vice President, Secretary and Treasurer of the Company, is Senior Vice President of Seidman & Co., Inc.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal 2002 and 2003, the Company's principal accountants, billed approximately $48,000 and $45,500, respectively, for professional services rendered by for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

For fiscal 2002 and 2003, the Company's principal accountants did not bill for any assurance and related services related to the professional services rendered by for the audit or review of the Company's annual financial statements.

Tax Fees

For fiscal 2002 and 2003, the Company's principal accountants, billed approximately $14,000 and $14,000, respectively, for tax compliance, tax advice and tax planning services. These services consisted of preparation of federal and state tax returns.

All Other Fees

For fiscal 2002 and 2003, the Company's principal accountants, billed approximately $25,000 and $0, respectively, for all other non-audit services and products provided by these accountants. These services consisted of assisting the Company in preparation of detailed consolidated and consolidating financial schedules and projections in support of the Company's refinancing efforts. In addition, the accountants assisted in helping both operating subsidiaries with accounting systems, software, and other items, including optimizing charts of accounts.

Approval of Non-Audit Services

In the absence of a separate Audit Committee, the full Board of Directors intends to pre-approve all non-audit fees going forward. No such services were provided since the date the Commission's regulations on pre-approval of fees were adopted and, therefore, none were pre-approved.


                                     PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       Financial Statements

          1.   Financial Statements as listed on page F-1.

          2.   Financial Statement Schedules as listed on page F-1.

          3. Exhibits as listed on the Exhibit Index.

(b)       Reports on Form 8-K.
          None during the fourth quarter of fiscal 2003.

(c)       Exhibits
          The exhibits filed herewith are listed on the Exhibit Index.

(d)       Other Financial Statement Schedules
          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned herewith duly authorized.

January 20, 2004

PRODUCTIVITY TECHNOLOGIES CORP.

By:  /s/ Samuel N. Seidman
     --------------------------
         Samuel N. Seidman
         Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         /s/  Samuel N. Seidman                        Chairman, Chief Executive Officer,          Jauary 20, 2004
         Samuel N. Seidman                             President and Director (Principal
                                                       Executive Officer)

         /s/  Michael D. Austin                        Director, Senior Vice President of          January 20, 2004
         Michael D. Austin                             Strategic Planning and Marketing,
                                                       President of Atlas

         /s/  Jesse A. Levine                          Senior Vice President, Secretary,           January 20, 2004
         Jesse A. Levine                               Treasurer and Director and Chief Financial
                                                       Officer (Principal Financial Officer)

         /s/ Robert J. Cuccaro                         Vice President, Corporate Controller        January 20, 2004
         Robert J. Cuccaro                             (Principal Accounting Officer)

         /s/ James A. Kolinski                         Vice President, Operations of the           January 20, 2004
         James A. Kolinski                             Company and Chief Executive Officer
                                                       of Atlas

                            PRODUCTIVITY TECHNOLOGIES
                             CORP. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                    CONTENTS


                                                                        Page


INDEPENDENT AUDITORS' REPORTS:

  Report of Follmer Rudzewicz PLC                                      F-2

  Report of Doeren Mayhew                                              F-3

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of June 30, 2003 and 2002             F-4

  Consolidated Statements of Operations for each of the years
    in the three-year period ended June 20, 2003                       F-6

  Consolidated Statements of Shareholders' Equity for each of
     the years in the three-year period ended June 30, 2003            F-7

  Consolidated Statements of Cash Flows for each of the years
      in the three-year period ended June 30, 2003                     F-8

  Notes to Consolidated Financial Statements                        F-9 to F-22

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Productivity Technologies Corp. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Productivity Technologies Corp. and Subsidiaries (the "Company") as of June 30, 2003, and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Productivity Technologies Corp. and Subsidiaries as of June 30, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Follmer Rudzewicz PLC
---------------------------
FOLLMER RUDZEWICZ PLC
Southfield, Michigan
August 29, 2003, except as to note 5,
    which is as of December 22, 2003

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
    Productivity Technologies Corp. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Productivity Technologies Corp. and Subsidiaries (the "Company") as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Productivity Technologies Corp. and Subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the two years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Our previous report on the June 30, 2002 financial statements, dated August 23, 2002 (except for Note 5, which the date is October 11, 2002) included an explanatory paragraph that described the uncertainty of the Company continuing as a going concern. Due to the Company operating currently in January 2004, the going concern uncertainty as related to our report does not apply.



                                        /s/ Doeren Mayhew
                                        -------------------------
                                        Doeren Mayhew


August 23, 2002 (Except for Note 5,
   which the date is the October 11, 2002)
Troy, Michigan

                            PRODUCTIVITY TECHNOLOGIES
                             CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                          ASSETS


                                                                                                  June 30,
                                                                                   ----------------------------------------
                                                                                         2003                  2002
                                                                                   ------------------    ------------------

CURRENT ASSETS:
Cash and cash equivalents                                                                $ 1,163,187           $ 4,971,837
Short-term investments, including accrued interest                                           540,582               149,720
Contract receivables, net of allowance for doubtful accounts
of $227,663 in 2003 and $250,198 in 2002 (note 2)                                          3,620,852             2,898,107
Costs and estimated earnings in excess of billings on
uncompleted contracts (note 3)                                                             3,423,457             1,773,141
Inventories                                                                                1,154,512             1,211,249
Prepaid expenses and other current assets                                                    328,517               352,542
Deferred income taxes (note 8)                                                               290,000               282,000
                                                                                   ------------------    ------------------

Total current assets                                                                    $ 10,521,107          $ 11,638,596
                                                                                   ------------------    ------------------


PROPERTY AND EQUIPMENT:
Land                                                                                      $  591,514            $  591,514
Buildings and improvements                                                                 4,962,690             4,917,459
Machinery and equipment                                                                    4,215,036             4,223,506
Transportation equipment                                                                      21,000                21,000
                                                                                   ------------------    ------------------

                                                                                         $ 9,790,240           $ 9,753,479
Less:  Accumulated depreciation                                                            3,631,717             3,042,568
                                                                                   ------------------    ------------------

Net property and equipment                                                               $ 6,158,523           $ 6,710,911
                                                                                   ------------------    ------------------


OTHER ASSETS:
Goodwill (note 4)                                                                        $ 2,985,909           $ 4,926,448
Patents (note 4)                                                                             354,384               451,875
Deferred income taxes (note 8)                                                               430,000               468,000
Other assets                                                                                 252,955               297,959
                                                                                   ------------------    ------------------

Total other assets                                                                       $ 4,023,248           $ 6,144,282
                                                                                   ------------------    ------------------

Total assets                                                                            $ 20,702,878          $ 24,493,789
                                                                                   ==================    ==================


                                                       LIABILITIES


                                                                                                  June 30,
                                                                                   ----------------------------------------
                                                                                         2003                  2002
                                                                                   ------------------    ------------------

CURRENT LIABILITIES:

Current portion of long-term debt (note 5)                                               $ 8,385,918           $12,190,338
Accounts payable                                                                           3,784,778             2,193,920
Accrued expenses:
Commissions payable                                                                          310,000               189,000
Warranty reserve                                                                             250,000               315,000
Payroll and related withholdings                                                              62,464               370,178
Interest                                                                                     610,957             1,122,552
Other                                                                                        143,574               367,198
Billings in excess of costs and estimated earnings on
uncompleted contracts (note 3)                                                             1,864,980               750,970
Current maturitites of executive deferred compensation
agreements (note 11)                                                                         974,933               974,933
                                                                                   ------------------    ------------------

Total current liabilities                                                                $16,387,604           $18,474,089
                                                                                   ------------------    ------------------

LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 5)                                         $ 1,735,000           $ 3,800,000
                                                                                   ------------------    ------------------




                                                   SHAREHOLDERS' EQUITY


COMMON STOCK; $.001 par value; 20,000,000 shares
authorized; 2,475,000 shares issued and outstanding                                      $     2,475           $     2,475

ADDITIONAL PAID-IN CAPITAL                                                                 9,966,408             9,966,408

DEFICIT                                                                                   (7,388,609)           (7,749,183)
                                                                                   ------------------    ------------------

Total shareholders' equity                                                               $ 2,580,274           $ 2,219,700
                                                                                   ------------------    ------------------

Total liabilities and shareholders' equity                                               $20,702,878           $24,493,789
                                                                                   ==================    ==================


                                               PRODUCTIVITY TECHNOLOGIES
                                                 CORP. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------

                                                                                  Year ended June 30,
                                                                 --------------------------------------------------------
                                                                      2003                 2002                  2001
                                                                 --------------------------------------------------------
REVENUES EARNED                                                  $ 29,050,542         $ 24,767,655          $ 27,992,387

COST OF REVENUES EARNED                                            22,197,218           18,260,764            22,154,991
                                                                 ------------         ------------          ------------
GROSS PROFIT                                                     $  6,853,324         $  6,506,891          $  5,837,396

SELLING, GENERAL AND ADMINISTRA-
TIVE EXPENSES                                                       6,003,959            6,452,908             8,004,219

IMPAIRMENT OF INTANGIBLE ASSETS
(NOTE 4)                                                                    -            2,087,308                     -
                                                                 ------------         ------------          ------------
INCOME (LOSS) FROM OPERATIONS                                    $    849,365         $ (2,033,325)         $ (2,166,823)
                                                                 ------------         ------------          ------------
OTHER INCOME (EXPENSES):
Interest expense                                                 $   (639,822)        $ (1,668,519)         $ (1,605,164)
Loss on disposal of equipment                                               -               (8,629)                    -
Interest income                                                        10,019               56,912                53,705
Miscellaneous income                                                  111,031               74,387                32,491
                                                                 ------------         ------------          ------------

Total other expenses                                             $   (518,772)        $ (1,545,849)         $ (1,518,968)
                                                                 ------------         ------------          ------------
INCOME (LOSS) BEFORE INCOME
TAX EXPENSE (BENEFIT)                                            $    330,593         $ (3,579,174)         $ (3,685,791)

INCOME TAX EXPENSE (BENEFIT) (NOTE 8)                                 (29,981)             548,328              (572,000)
                                                                 ------------         ------------          ------------
NET INCOME (LOSS)                                                $    360,574         $ (4,127,502)         $ (3,113,791)
                                                                 ============         ============          ============

BASIC INCOME (LOSS) PER SHARE                                    $       0.15         $      (1.67)         $      (1.26)
                                                                 ============         ============          ============
DILUTED INCOME (LOSS) PER SHARE                                  $       0.15         $      (1.67)         $      (1.26)
                                                                 ============         ============          ============



                            PRODUCTIVITY TECHNOLOGIES
                             CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the years ended June 30, 2003, 2002 and 2001

--------------------------------------------------------------------------------------------------------------------------------


                                           Common                           Additional
                                            Stock          Common            Paid-in
                                            Shares          Stock            Capital           Deficit              Total
                                        ---------------  -------------   ----------------  -----------------   -----------------

BALANCE - July 1, 2000                       2,475,000          2,475        $ 9,966,408         $ (507,890)         $9,460,993

NET LOSS                                             -              -                  -         (3,113,791)         (3,113,791)
                                        ---------------  -------------   ----------------  -----------------   -----------------

BALANCE - June 30, 2001                      2,475,000          2,475        $ 9,966,408        $(3,621,681)         $6,347,202

NET LOSS                                             -              -                  -         (4,127,502)         (4,127,502)
                                        ---------------  -------------   ----------------  -----------------   -----------------

BALANCE - June 30, 2002                      2,475,000          2,475        $ 9,966,408        $(7,749,183)         $2,219,700

NET INCOME                                           -              -                  -            360,574             360,574
                                        ---------------  -------------   ----------------  -----------------   -----------------

BALANCE - June 30, 2003                      2,475,000          2,475        $ 9,966,408        $(7,388,609)         $2,580,274
                                        ===============  =============   ================  =================   =================


                            PRODUCTIVITY TECHNOLOGIES
                             CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                 For the years ended June 30,
                                                                                ----------------------------------------------------
                                                                                    2003              2002              2001
                                                                                ----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $   360,574       $(4,127,502)      $(3,113,791)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation                                                                           589,149           619,653           664,849
Amortization                                                                           142,444           103,119           387,011
Loss on disposal of property and equipment                                                   -             8,629                 -
Provisions for losses on contract receivables                                          (22,535)          (89,802)          237,500
Impairment of intangible assets                                                              -         2,087,308                 -
Inventory net realizable value reserve                                                  50,000           (50,000)           50,000
Deferred income taxes                                                                   30,000           588,000          (572,000)
Changes in assets and liabilities:
Decrease (increase) in contract receivables                                           (700,210)        2,725,468         4,159,640
Decrease in inventories, prepaid expenses and other current
assets, and other assets                                                                30,762           407,420           317,369
Decrease (increase) in costs estimated earnings in excess of
billings on uncompleted contracts - net                                               (536,306)        5,898,754         2,776,873
Decrease (increase) in accounts payable and accrued expenses                           603,975        (2,083,739)         (248,435)
                                                                                   ------------      ------------      ------------
Total adjustments                                                                  $   187,279       $10,214,810       $ 7,772,807
                                                                                   ------------      ------------      ------------
Net cash provided from operating activities                                        $   547,853       $ 6,087,308       $ 4,659,016
                                                                                   ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                 $   (36,761)      $  (108,378)      $  (187,386)
Purchase of patent                                                                                      (315,000)                -
Proceeds from sale of (purchases of) short-term investments - net                      (390,862)           93,416            66,949
                                                                                   ------------      ------------      ------------
Net cash (used in) investing activities                                            $  (427,623)      $  (329,962)      $  (120,437)
                                                                                   ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolving credit agreement                                         $(2,712,568)      $  (677,662)      $(3,880,148)
Payments on long-term debt                                                          (1,216,312)         (873,899)         (431,004)
                                                                                   ------------      ------------      ------------
Net cash (used in) financing activities                                            $(3,928,880)      $(1,551,561)      $(4,311,152)
                                                                                   ------------      ------------      ------------
NET (DECREASE) INCREASE IN CASH                                                    $(3,808,650)      $ 4,205,785       $   227,427

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                        4,971,837           766,052           538,575
                                                                                   ------------      ------------      ------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                            $ 1,163,187       $ 4,971,837       $   766,002
                                                                                   ============      ============      ============

                                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                                             $ 1,037,915       $   960,502       $ 1,624,558
                                                                                   ============      ============      ============
Noncash investing and financing activities:
Note payable reduced by purchase price adjustment                                  $(1,940,539)      $         -       $         -
                                                                                   ============      ============      ============
Write-down of goodwill based on purchase price adjustment                          $ 1,940,539       $         -       $         -
                                                                                   ============      ============      ============

                            PRODUCTIVITY TECHNOLOGIES
                             CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the years ended June 30, 2003, 2002 and 2001

--------------------------------------------------------------------------------


NOTE 1         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

               Nature of Business

               The Company is a manufacturer of automated industrial systems, machinery, equipment, custom electrical control panels and a provider of engineering services. It operates with three manufacturing plants, sales and engineering offices. Two of the manufacturing plants are located in Fenton, Michigan and the third plant is located in Westland, Michigan.

               Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotive-related customers have accounted for the majority of total annual sales. Sales are predominantly in the United States but, in recent years, the Company has targeted sales efforts in Canada, Mexico, Europe and Asia. Export sales during the years ended June 30, 2003, 2002 and 2001, amounted to approximately 17%, 23% and 24% of annual sales, respectfully.

               Company Operations

               The Company operates in one segment. This is based on the fact that the Company's chief operating decision maker, the Company's Chief Executive Officer, regularly reviews operating results, assesses performance and makes decisions about resources at the parent company level.

               Use of Estimates

               The preparation of the consolidated financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such management estimates include an allowance for doubtful accounts receivable, recognition of profit under long-term contracts, valuation allowances against deferred income taxes, estimates related to recovery of long lived assets and accruals of product warranty and other liabilities.

               Principals of Consolidation

               The accompanying consolidated financial statements include the accounts of PTC and its wholly owned subsidiaries, Atlas Technologies, Inc. ("Atlas") and Westland Control Systems, Inc. ("Westland") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated upon consolidation.

               Cash Equivalents

               Cash equivalents are money market investments. Short-term investments, representing U.S. Treasury Bills with maturities of twelve months or less, are carried at cost, which approximates market value.

               Concentrations of Credit Risk

               Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and contract receivables. While a significant portion of the Company's accounts receivable is concentrated with a few customers as shown below, the Company attempts to minimize its credit risk by reviewing all customers' credit histories before extending credit and by monitoring customers credit exposure on a continuing basis. In addition, sales to customers in South America and China typically are supported by Export-Import Bank (EXIM) guarantees and letters of credit, respectively. The Company establishes an allowance for possible losses on contract receivables, if necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company's inability to collect on its contract receivables could have a material adverse effect on the Company's operations.

               Two customers accounted for 39%, 38% and 47% of total revenue for
               the  fiscal   years   ended  June  30,   2003,   2002  and  2001,
               respectively.

               The following individual customers accounted for 10% or more of total accounts receivable for the fiscal years ended:


                                                     June 30,
                                                -----------------
                                                2003         2002
                                                -----------------

                        Ford Motor Company      19%           35%
                        Dana Corporation         1%           17%
                        GKN Aerospace           15%            0%
                        Veltri Modular          18%            0%

               Fair Values of Financial Instruments

               The carrying amounts of the Company's cash, short-term investments, contract receivables, accounts payable and accrued expenses approximate fair value. The long-term debt pursuant to the Company's bank credit agreements approximate fair value because the interest rates on the majority of the loans outstanding change with market rates.

               Advertising

               The Company expenses advertisement costs as incurred.

               Revenue and Cost Recognition

               Atlas Technologies, Inc. - Revenues earned consist primarily of contract revenues from fixed price contracts, and the related contract costs, are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. The Company estimates the status of individual contracts when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy.

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

               The amount of earnings, which the Company will ultimately realize would differ in the near term from the amounts estimated in the accompanying consolidated financial statements if total actual costs upon completion of a contract are either higher or lower than the amount estimated.

               Westland Control Systems, Inc. - Revenues are recognized upon product shipment.

               Shipping and Handling

               The Company classifies amounts billed to customers in sales transactions related to shipping and handling as revenue and costs incurred by the Company for shipping and handling as cost of revenues earned.

               Inventories

               Inventories are stated at the lower of cost (first-in, first-out) or market and primarily include raw materials and spare parts.

               Property and Equipment

               Property and equipment are stated at cost. Depreciation is computed on the straight-line and accelerated methods, generally using the following estimated useful lives:


                Building and improvements       20-40 years
                Machinery and equipment          3-10 years
                Transportation equipment         2-5  years

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

               Health Insurance

               Atlas was self-insured for certain losses relating to employee medical benefits. Atlas discontinued its self-insured plan for the majority of health benefits during the year ended June 30, 2002 and now uses a third party insurer. Atlas continues to be self-insured for vision and dental insurance.

               Income Taxes

               The Company follows the assets and liability method of accounting for income taxes specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

               Income (Loss) Per Share

               Income (Loss) per share reflected in the consolidated statement of operations is presented in accordance with SFAS No. 128, "Earnings per Share". The following presents the income (loss) per share calculations:


                                                                          June 30,
                                                        --------------------------------------------
                                                           2003             2002            2001
                                                        ----------      ------------    -------------
                Numerator for basic and diluted
                  earnings per share:
                    Net income (loss)                   $  360,574      $(4,127,502)    $(3,113,791)

                Denominator for basic and diluted
                  earnings per share:
                    Weighted aveage shares
                      outstanding, basic                 2,475,000        2,475,000       2,475,000
                    Weighted average shares
                      outstanding, diluted               2,475,000        2,475,000       2,475,000


               Options to purchase shares of common stock were outstanding at June 30, 2003, 2002 and 2001 but were not included in the computation of diluted earnings per share because the shares would be antidilutive.

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

               Recent Accounting Pronouncements

               In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the quarter ended December 31, 2002. The application of the disclosure portion of this standard did not have any impact on the Company's consolidated financial position or results of operations.

               In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity, now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the consolidated financial statements.

               FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34" was issued in November 2002. FIN 45 clarifies the requirements of SFAS No. 5, " Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 related to initial recognition and measurement of guarantees did not have an impact on the net income or equity of the Company.

               FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51," was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The Company has completed an analysis of FIN 46 and has determined that it does not have any VIE's.


NOTE 2        CONTRACT RECEIVABLES

               The contract receivables consist of the following:

                                                                June 30,
                                                        ----------------------------
                                                           2003             2002
                                                        ----------       -----------

                Billed
                  Completed contracts                   $1,514,981       $1,400,790
                  Uncompleted contracts                  2,333,534        1,747,515
                                                        ----------       -----------
                     Total contract receivables         $3,848,515       $3,148,305
                Less: Allowance for doubtful accounts     (227,663)        (250,198)
                                                        ----------       -----------
                     Total                              $3,620,852       $2,898,107
                                                        ===========      ===========

NOTE 3        COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS


                                                                              June 30,
                                                                -----------------------------------
                                                                    2003                    2002
                                                                -----------             -----------
                Costs incurred on uncomplted contracts          $28,839,346             $24,633,492

                Estimated earnings on uncompleted contracts      12,501,450               9,187,627
                                                                -----------             -----------
                  Total coss and estimated earnings incurred
                     on uncompleted contracts                   $41,340,796             $33,821,119

                Less: Billings to date                           39,782,319              32,798,948
                                                                -----------             -----------
                  Total                                         $ 1,558,477             $ 1,022,171
                                                                ============            ============


               Included in the accompanying consolidated balance sheet under the following captions:


                Costs and estimated earnings in excess of
                  billings on uncompleted contracts             $ 3,423,457             $ 1,773,141

                Billings in excess of costs and estimated
                  earnings on uncompleted contracts              (1,864,980)               (750,970)
                                                                -----------             -----------
                  Total                                         $ 1,558,477             $ 1,022,171
                                                                ============            ============


NOTE 4         GOODWILL AND OTHER INTANGIBLE ASSETS

               Goodwill

               The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2001. As defined by SFAS No. 142, the Company has identified two reporting units: 1) Atlas and 2) Westland, which constitute components of the Company's business that includes goodwill.

               The write-down of goodwill for the fiscal year ended June 30, 2003 was due to a reduction of the purchase price of Westland, thus the write-down was recognized as a reduction in the note payable to the prior shareholder.

               For the fiscal year ended June 30, 2002, the Company completed the transitional and annual impairment test resulting in Productivity Technologies Corp. and Subsidiaries recording a charge to earnings of $1,595,440, or $0.65, per diluted share for the write-down of goodwill related to its Westland reporting unit. The impairment charge is included in the caption "Impairment of Intangible Assets" in the statement of operations for the year ended June 30, 2002.

               This write-down resulted from management's consideration of factors related to the performance of the Westland reporting unit, including lower than projected sales, operating losses and negative cash flows. Based on these considerations and others, the Company updated its operating and cash flow projections for the Westland business. An analysis of the projected discounted future cash flows indicated that future recoverability of goodwill related to the Westland operations was uncertain. Accordingly, an impairment charge was recorded for fiscal year ended June 30, 2002.

               The changes in the carrying amount of goodwill for fiscal 2003 are as follows:



                                                  Westland          Atlas           Total
                                                ----------      -----------     -----------

                Balance as of June 30, 2001     $ 4,273,690     $ 2,248,198     $ 6,521,888
                Impairment adjustment            (1,595,440                      (1,595,440)
                                                ----------      -----------     -----------
                Balance as of June 3, 2002      $ 2,678,250     $ 2,248,198     $ 4,926,448
                Purchase price adjustment        (1,940,539)             --      (1,940,539)
                                                ----------      -----------     -----------
                Balance as of June 30, 2003     $   737,711     $ 2,248,198     $ 2,985,909
                                                ============    ============    ============

               Patents and Other Intangible Assets

               Intangible assets excluding goodwill consist of the following:


                                                      June 30, 2003                                   June 30, 2002
                                        ------------------------------------------      --------------------------------------------
                                           Gross                            Net            Gross                            Net
                                         Carrying      Accumulated         Book          Carrying      Accumulated         Book
                                          Amount       Amortization        Value          Amount       Amortization        Value
                                        ----------     ------------     ----------      ----------     ------------     ----------
                Patent - Atlas          $  315,000      $   65,625      $  249,375      $  315,000      $   13,125      $  301,875
                Patent - Westland          258,132         153,123         105,009         258,132         108,132         150,000
                                        ----------      ----------      ----------      ----------      ----------      ----------
                  Total patents         $  573,132      $  218,748      $  354,384      $  573,132      $  121,257      $  451,875
                                        ----------      ----------      ----------      ----------      ----------      ----------
                Non-compete
                  agreements            $  348,750      $  230,292      $  118,458      $  348,750      $  194,542      $  154,208
                IRB closing fees           138,785          62,194          76,591         138,785          52,940          85,845
                                        ----------      ----------      ----------      ----------      ----------      ----------
                  Total other           $  487,535      $  292,486      $  195,049      $  487,535      $  247,482      $  240,053
                                        ----------      ----------      ----------      ----------      ----------      ----------

                    Total               $1,060,667      $  511,234      $  549,433      $1,060,667      $  368,739      $  691,928
                                        ==========      ==========      ==========      ==========      ==========      ==========


               At June 30, 2003 and 2002, the Company evaluated its patents and other intangible assets for impairment. At June 30, 2002, the Company determined that the Westland patent carrying amount is not recoverable and its carrying amount exceeds its fair value. The impairment loss is a result of a lack of sales opportunities afforded by the patent and a lack of corresponding cash flows generated by the patent. As a result, an impairment loss of $491,868 has been recognized in the statement of operations in the caption "Impairment of Intangible Assets" for the year ended June 30, 2002. No impairment charge was recognized for the year ended June 30, 2003.

               All of the Company's patents and other intangible assets are subject to amortization. Amortization expense totaled $142,444, $103,119 and $387,011, respectively for the years ended June 30, 2003, 2002 and 2001.


NOTE 5         NOTES PAYABLE AND LONG-TERM DEBT

               At June 30, 2003, the Company had (1) $2,700,000 outstanding under a commercial mortgage loan from Bank One, (2) $4,467,770 outstanding under a revolving credit facility with Bank One (the "Old Atlas Revolver"), (3) $974,933 due to former executives under a deferred compensation arrangement, (4) $2,178,148 million outstanding under the Westland Loan, and (5) $775,000 due to Mr. Thomas Lee, former owner of Westland. This total of $11,095,851 compares to a total combined indebtedness of $16,965,271 as of June 30, 2002.

               The amounts of long-term debt as of June 30, 2003 coming due during the five years ending June 30, 2008 and thereafter, based on the terms of the new debt arrangements, as described in this
               Note 5, are as follows:

                                2004          $  4,370,918
                                2005          $  2,550,000
                                2006          $    400,000
                                2007          $    233,333
                                2008          $    233,333
                                Thereafter    $  3,308,267

                                Total         $ 11,095,851

               Prior to the expiration of the Old Atlas Revolver in January 2002, the Company was not in compliance with certain financial covenants and borrowing base limitations there under. The Company also was not in compliance with certain financial covenants under the Westland Loan. During fiscal year ended June 30, 2003, Bank One did not demand that the Company repay either the Old Atlas Revolver or the Westland Loan. In the period following the January 2002 maturity of the Old Atlas Revolver, the Company and Bank One engaged in discussions concerning possible terms of forbearance, and Bank One consented to the settlement with Mr. Lee; however, no formal forbearance arrangements were entered into by the Company and Bank One. Since the expiration of the revolving credit facility with Bank One on January 31, 2002, and during fiscal year ended June 30, 2003, the Company was able to meet its working capital needs from cash generated from operations without borrowing additional funds under a line of credit.

               Effective as of December 12, 2003, Merrill Lynch Business Financial Services Inc. ("MLB") entered into a new credit facility with Atlas (the "MLB Credit Facility") providing for borrowing availability of up to $8.0 million, of which $7.4 million was funded at closing. The MLB Credit Facility consists of:

               o a seven-year real estate term loan in the original principal amount of $3.5 million, bearing interest at a variable per annum rate equal to 3.15% in excess of one-month LIBOR, payable in monthly installments of interest plus 1/180th of principal (a 15-year amortization schedule) with the balance of principal due at maturity in December 2010, and secured by substantially all of the assets of Atlas;

               o a three-year equipment term loan in the original principal amount of $500,000, bearing interest at a variable per annum rate equal to 3.15% in excess of one-month LIBOR, payable in monthly installments of interest plus 1/36th of principal (full amortization), maturing in December 2006, and secured by substantially all of the assets of Atlas; and

               o a one-year revolving working capital credit facility providing for borrowing availability of up to $4.0 million based upon eligible accounts receivable, bearing interest at a variable per annum rate equal to 2.85% in excess of one-month LIBOR, payable in monthly installments of interest only, maturing on December 31, 2004 and secured by substantially all of the assets of Atlas. For financial reporting purposes beginning with reports for the quarter to end December 31, 2004, the one year revolving working capital credit facility will be considered by the Company as a current liability.

               The MLB Credit Facility is guaranteed by the Company and, in addition, the Company has pledged all of the capital stock of Atlas to secure the guaranty. The proceeds of the MLB Credit Facility were used to retire the revolving credit facility and commercial mortgage loan from Bank One, NA to Atlas in the aggregate outstanding principal amount of $7.4 million. Atlas continues to be responsible for legal and professional field audit fees of Bank One in the amount of approximately $60,000. As part of these financing transactions, Bank One also agreed to release the liens on the assets of Atlas and the Company. In addition, Bank One agreed to subordinate its rights with respect to Westland's new lender, Spectrum Commercial Services, Inc. ("Spectrum"), in connection with Bank One's term loan in the outstanding principal amount of approximately $2.2 million, bearing interest at 1.25% over Bank One's prime rate, which the Company incurred in February 2000 to purchase Westland (the "Westland Loan").

               In addition, also effective as of December 12, 2003, Spectrum entered into a two-year credit facility with the Company (the "Spectrum Credit Facility") providing for borrowing availability of up to $1.25 million based upon eligible accounts receivable, bearing interest at a variable per annum rate equal to 5.2% in excess of the prime rate of Wells Fargo Bank, NA, (subject to certain minimum payments of $5,575 per month, and subject to reduction by 0.5% if specified profitability thresholds are met), maturing in December 2005 and secured by substantially all of the assets of Westland.

               Bank One agreed to subordinate its rights under the Westland Loan to Spectrum, subject to restating the obligations under a new Guarantor Payment Agreement effective as of December 12, 2003 under which Bank One will look to Westland to repay the remaining obligations owed to Bank One (which continues to be $2.2 million in principal). Although the Company continues to be the primary obligor under the Westland Loan as restated, the Company is prohibited from making payments to Bank One so long as the MLB Loan to Atlas (as to which the Company is a guarantor) remains outstanding, and, accordingly, Westland entered into the new Guarantor Payment Agreement. Under the terms of the restated Westland Loan, Westland is required to pay to Bank One $10,000 per month plus interest as well as 25% of excess cash flow (as defined in the restated loan agreement) from Westland's operations. Under the restatement, without expressly waiving the previously existing covenant defaults under Westland Loan, Bank One has agreed to honor the scheduled maturity date of the Westland Loan (February 23, 2005) absent any further defaults. As restated, the Westland Loan bears interest at the per annum rate of 3.0% in excess of Bank One's prime rate. Bank One continues to hold a lien on substantially all of Westland's assets, subordinated to the lien of Spectrum.

               In connection with these financing transactions, the Company, Atlas and Westland retired the remaining obligations to Thomas Lee, in consideration of a payment of $525,000, resulting in a gain on the extinguishment of debt of approximately $125,000. Under agreements entered into with Bank One in January 1999, Ronald Prime, formerly an owner and executive officer of Atlas, and Michael Austin, formerly an owner and executive officer of Atlas and currently a director of the Company, agreed to subordinate their rights to receive payments for deferred executive compensation obligations of approximately $974,000 (which were originally scheduled to be paid during the period from July 2000 through July 2002). These executives agreed to continue to subordinate their right to payment to MLB.


NOTE 6         SHAREHOLDERS' EQUITY

               On July 5, 1994, PTC (under its prior name Production Systems Acquisition Corp.) consummated its Offering of 1,700,000 units ("Units") (425,000 shares had been previously issued for $25,000). Each Unit consisted of one share of PTC's common stock, $0.001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitled the holder to purchase from PTC one share of common stock at an exercise price of $5.00 during the period commencing May 25, 1996, and ending June 24, 2002. The expired Warrants would have been redeemable at a price of $.01 per Warrant upon 30 days notice at any time, only in the event that the last sale price of the common stock is at least $8.50 per share for 20 consecutive trading days ending on the third day prior to date on which notice of redemption is given.

               PTC also issued 300,000 warrants to certain investors, which are identical to the Warrants discussed above. No Warrants have been exercised or granted subsequent to May 23, 1996 and these warrants expired June 22, 2002.

               The Company is authorized to issue 1,000,000 shares of preferred stock ($.001 par value) with such designations, voting and other rights and preferences as may be determined from time-to-time by the Board of Directors. As of June 30, 2003, no preferred stock has been issued by the Company.

               Effective as of the close of business on May 4, 2001, the Company's Common Stock was delisted for trading on the NASDAQ SmallCap Market. Trading in the Company's Common Stock, Warrants and Units is now conducted in the over-the-counter markets on the NASD Electronic Bulletin Board. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the NASDAQ Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. The delisting could have a material adverse effect upon the Company in a number of ways, including its ability to raise additional capital. In addition, the absence of a trading system may adversely affect the ability of broker-dealers to sell the Company's Common Stock, and consequently may limit the public market for such Stock and have a negative effect upon its trading price. There can be no assurance that the Company's Common Stock will be relisted on the NASDAQ National Market at any future date or that such stock will be relisted or traded on any market or trading system.


NOTE 7         EMPLOYEE BENEFIT AND OPTION PLANS

               The Company has a 401(k) plan covering substantially all employees. The Plan allows for eligible employees to defer a portion of their salary. In addition, discretionary contributions may be made by the Company. The Company made no contributions for the years ended June 30, 2003, 2002 and 2001.

               PTC adopted a Performance Equity Plan in 1996 to enable the Company to offer to selected personnel an opportunity to acquire an equity interest in the Company through the award of incentives such as stock options, stock appreciation rights and/or other stock-based awards. The total number of shares of common stock reserved and available for distribution under the Plan is 530,000 shares. The Company has adopted SFAS No. 148 and the disclosure-only provisions of SFAS No, 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Plan in 2003, 2002 and 2001.

               At June 30, 2003, 2002 and 2001, the Company has selected not to perform a Black-Scholes valuation of the options granted and outstanding to management and employees. The lowest strike price of these options granted to management approximate $1.375 which is considerably above the Company's share price trading range in the past two years. Given the strike price is considerably higher the last year's trading range, relatively short time to maturity, relatively low volatility in comparison to strike price and thinly traded quantity of the stock. The Black-Scholes model would indicate only a nominal option value. Thus, the Company elected to not perform the Black-Scholes analysis of the outstanding options.

               A summary of the status of the Company's stock options for the years ended June 30, 2003, 2002 and 2001 are as follows:


                Outstanding and exercisable at June 30, 2001            289,167         $  3.00
                Granted                                                      --              --
                Expired                                                      --              --
                Exercised                                                    --              --
                                                                        -------         -------

                Outstanding and exercisable at June 30, 2002            289,167         $  3.00
                Granted                                                      --              --
                Expired                                                  98,167             4.25
                Exercised                                                    --              --
                                                                        -------         -------

                Outstanding and exercisable at June 30, 2003            191,000         $  1.40
                                                                        =======         ========

               The following summarizes information regarding stock options outstanding and exercisable at June 30, 2003, 2002 and 2001:



                                                             Weighted Average
                                                        ---------------------------
                                          Options        Remaining
                   Range of           Outstanding and   Contractual      Exercise
                Exercise Prices         Exercisable        Life            Price
                ---------------       ---------------   -----------     -----------

                $1.375 - $1.50             191,000         1 year           $  1.40



NOTE 8         INCOME TAXES

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

               Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                          June 30,
                                                                --------------------------
                                                                   2003             2002
                                                                ----------      ----------

                Current
                  Warranty accrual                              $   85,000      $  107,100
                  Inventory net realizable value reserve            51,000          34,000
                  Other                                            154,000         140,900
                                                                ----------      ----------
                    Net current deferred tax asset              $  290,000      $  282,000
                                                                ==========      ==========
                Non-Current
                  Depreciation and basis of assets              $ (796,000)     $ (796,000)
                  Impairment of intangible assets                  542,500         570,000
                  Research credit carryforward                   1,165,000       1,165,000
                  Net operating loss carryforwards               2,024,400       2,145,000
                  Executive deferred compensation agreement        331,500         302,800
                  Other                                             38,700          38,700
                  Valuation allowance                           (2,876,100)     (2,957,500)
                                                                ----------      ----------
                    Net non-current deferred tax asset          $  430,000      $  468,000
                                                                ==========      ==========


               At June 30, 2003, the Company had aggregated net operating losses of approximately $5,954,000 for income tax purposes, which begin to expire in 2020. In addition, the Company had tax research credit carry forwards of approximately $1,165,000 which will begin to expire in 2012.

               For financial reporting purposes, due to prior year operating losses, and uncertainty in realization the Company has decreased its valuation allowance from $2,957,500 to $2,876,100 against the net operating loss carryforwards and other deferred tax assets. The amount of the remaining deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

               The significant components of income tax expense (benefit) is as follows:

                                                                          June 30,
                                                        --------------------------------------------
                                                            2003            2002            2001
                                                        ----------      -----------     ------------
                Federal
                  Current                               $    8,000      $  (39,672)     $         --
                  Deferred                                 (37,981)        588,000          (572,000)
                                                        ----------      -----------     ------------
                    Total income tax expense (benefit)  $  (29,981)     $  548,328         (572,000)
                                                        ===========     ===========     ============


               The   reconciliation  of  income  tax  computed  at  the  federal statutory rate (34%) to income tax expense benefit is as follows:



                                                                                  June 30,
                                                                --------------------------------------------
                                                                   2003             2002            2001
                                                                ---------       ------------    ------------

                Tax expense (benefit) at statutory rate         $ 112,402       $(1,217,000)    $(1,253,000)
                Valuation allowance, tax research credit
                  valuation and other non-deductible items       (146,206)        1,781,000         699,000
                Other - net                                         3,823           (15,672)        (18,000)
                                                                ---------       ------------    ------------
                    Total income tax expense (benefit)          $ (29,981)      $   548,328     $  (572,000)
                                                                ==========      ============    ============


NOTE 9         OPERATING LEASE COMMITMENTS

               The Company entered into a new building leasing agreement in April 2001 with the term beginning July 2001 and ending June 2006 for its Westland Subsidiary. Rent expense for the years ended June 30, 2003, 2002 and 2001, totaled $214,867, $275,486 and
               $244,862, respectively. Minimum rental payments under this non-cancelable lease, which contains a five-year renewal option, at June 30, 2003, are as follows:


                                2004            $ 214,867
                                2005              214,867
                                2006              215,867
                                2007                   --
                                2008                   --

NOTE 10        EXPORT SALES

               A breakdown of export sales, based on shipment destination, is as follows:

                                                          June 30,
                                        -------------------------------------------
                                            2003            2002            2001
                                        -----------     -----------     -----------

                United States           $24,202,585     $19,053,264     $21,313,623
                France                      535,831       1,217,595              --
                Brazil                      206,074       1,569,391              --
                China                     1,455,650       1,464,331       1,109,200
                Mexico                       45,977         769,624       1,371,605
                England                      46,989         443,691       2,746,052
                Germany                      25,051         136,726       1,073,016
                Canada                    2,529,235         109,586         290,023
                Other foreign countries         450           3,447          88,868
                                        -----------     -----------     -----------
                  Total                 $29,050,542     $24,767,655     $27,992,387
                                        ===========     ===========     ===========

NOTE 11        BONUS RESTRUCTURING

               During fiscal 1998, the Company amended the employment agreements of two executive officers of Atlas that were previously entered into in connection with the acquisition of Atlas. These amended employment agreements are identical except that one agreement expired on December 31, 1998, and other expired on December 31, 2001.

               Each executive also received 150,000 shares of restricted common stock of the Company issued during fiscal 1999. The restricted common stock had been valued at market value less a 30% discount for lack of marketability. Included in the accompanying consolidated financial statements for the years ended June 30, 2003 and 2002 related to these amended agreements are the following:


                                                             June 30,
                                                    -------------------------
                                                      2003             2002
                                                    ---------       ---------
                Current maturities of executive
                  deferred compensation agreements  $ 974,933       $ 974,933
                                                    =========       =========


NOTE 12        LEGAL PLEADINGS

               The Company is a party to routine litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company.


NOTE 13        QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

               The following tables present Productivity Technologies Corp. and Subsidiaries condensed operating results for each of the eight fiscal quarters for the period ended June 30, 2003. The information for each of these quarters is unaudited. In the opinion of management, all necessary adjustments, which consists only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with Productivity Technologies Corp. and Subsidiaries consolidated financial statements and the notes thereto, the Independent Auditors Report and Management's Discussions and Analysis of Financial Condition and Results of Operations.


                                                                Three months ended (In thousands)
                                -----------------------------------------------------------------------------------------------
                                June 30    March 31,    Dec. 31,    Sept. 30,    June 30,    March 31,    Dec. 31,    Sept. 30,
                                 2003        2003         2002        2002         2002        2002         2001         2001
                                -------    ---------    --------    ---------    --------    ---------    --------    ---------

        Revenues                 $8,034     $6,663       $7,617      $6,737       $5,414      $5,837       $6,057      $7,460
        Cost of revenues          6,179      4,955        5,900       5,163        3,604       4,512        4,591       5,554
        Net income (loss)           194        107          153         (93)      (3,396)       (325)        (324)        (83)
        Net Income (loss)
          per chare:
            Basic                  0.08       0.04         0.06       (0.04)       (1.37)      (0.13)       (0.13)      (0.03)
            Diluted                0.08       0.04         0.06       (0.04)       (1.37)      (0.13)       (0.13)      (0.03)
        Shares used in
          computing per
          share amounts:
            Basic                2,475       2,475        2,475       2,475        2,475      2,475         2,475       2,475
            Diluted              2,475       2,475        2,475       2,475        2,475      2,475         2,475       2,475

               During the fourth quarter ended June 30, 2002 the Company recorded material fourth quarter adjustments for the impairment of intangibles ($2,087,308), the increase in the valuation allowance for deferred taxes ($588,000) and the recording of additional interest expense ($388,000) related to the unwinding of a swap agreement.


NOTE 14        SUBSEQUENT EVENTS

               On July 16, 2003, the Company's board of directors authorized and directed the Company to issue options to purchase 256,000 shares of the Company's common stock in replacement of options, which had been granted in 1997 and expired in 2002 under the Company's Performance Equity Plan (PEP). The board approved for 256,000 options to be reissued under the continuing Performance Equity Plan by the Company at an exercise price equal to the current market closing price for the Company's common shares. The options granted to directors and executive officers were allocated as follows: 63,000 options were reserved for Atlas and Westland operating and management personnel; 49,000 options were allocated to Mr. Seidman, 39,000 options each were allocated to Messrs. Kolinski and Levine; 29,000 options were allocated to Mr. Cuccaro; and 6,500 options each were allocated to Messrs. Austin and Foster.

               Effective December 12, 2003, the Company refinanced substantially all of its bank debt. The details of the refinancing and certain terms of the new agreements have been disclosed in Note 5 above.

                                  EXHIBIT INDEX

3.1  Certificate of Incorporation of the Company. (1)

3.2 Amendment to Certificate of Incorporation of the Company filed May 28, 1996. (2)

3.3  By-laws of the Company. (1)

4.1  Form of common stock Certificate of the Company. (1)

10.1 1996 Performance Equity Plan of the Company. (3)

10.2 WCMA Loan and Security Agreement dated as of November 25, 2003 between Atlas Technologies, Inc. and Merrill Lynch Business Financial Services Inc.
     (4)

10.3 Term Loan and Security Agreement dated as of November 25, 2003 between Atlas Technologies, Inc. and Merrill Lynch Business Financial Services Inc.
     (4)

10.4 Term Loan and Security Agreement dated as of November 25, 2003 between Atlas Technologies, Inc. and Merrill Lynch Business Financial Services Inc.
     (4)

10.5 General Credit and Security Agreement dated as of December 3, 2003 between WCS Acquisition Corp. and Spectrum Commercial Services Company. (4)

10.6 Guarantor Payment Agreement dated as of December 10, 2003 between WCS Acquisition Corp. and Bank One, NA. (4)

16.1 Letter regarding change in BDO Seidman, LLP as certifying accountant. (5)

16.2 Letter regarding change in Doeren Mayhew as certifying accountant. (6)

21.1 List of Subsidiaries. (4)

31.1 Certification  of  chief  executive   officer  under  section  302  of  the
     Sarbanes-Oxley Act of 2002. (4)

31.2 Certification  of  chief  financial   officer  under  section  302  of  the
     Sarbanes-Oxley Act of 2002. (4)

32.1 Certification  of  chief  executive   officer  under  section  906  of  the
     Sarbanes-Oxley Act of 2002. (4)

32.2 Certification  of  chief  financial   officer  under  section  906  of  the
     Sarbanes-Oxley Act of 2002. (4)

   -----------------------------

     (1) Filed as an exhibit to Registration Statement on Form S-1, No. 33-78188, and incorporated herein by reference.

     (2) Filed as an exhibit to Report on Form 8-K filed June 7, 1996 and incorporated herein by reference.

     (3) Filed as an exhibit to Report on Form 10-K for fiscal year ended March 31, 1996 and incorporated herein by reference.

     (4)  Filed herewith.

     (5) Filed as an exhibit to Report on Form 8-K dated July 31, 2001 and incorporated herein by reference.

     (6) Filed as an exhibit to Report on Form 8-K dated March 31, 2003 and incorporated herein by reference.