Form 10-Q
period 2003-09-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2004-03-11
CIK 911787

U.S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For    the    transition    period    from     ___________________________    to
___________________________


                         Commission file number 0-24242

                         PRODUCTIVITY TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                             13-3764753
---------------------------------          ------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                   3100 Copper Avenue, Fenton, Michigan 48430
                    (Address of Principal Offices)(Zip Code)

Registrant's Telephone Number, Including Area Code      (810) 714-0200
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

Yes            No    X
   ---           --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X
   ---           --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes            No    X
   ---           --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 5, 2004: 2,475,000 shares, $ .001 par value common stock.

                         Productivity Technologies Corp.

                                      INDEX

                                                                           Page
                                                                          Number

PART I        FINANCIAL INFORMATION...........................................3

Item 1.       Financial Statements............................................3

              Consolidated Balance Sheets at September 30, 2003
                (unaudited) and June 30, 2003.................................3

              Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002 (unaudited).................5

              Consolidated Statement of Stockholders' Equity for
                the three months ended September 30, 2003 (unaudited).........6

              Consolidated Statements of Cash Flows for the three
                months ended September 30, 2003 and 2002 (unaudited)..........7

              Notes to Unaudited Consolidated Financial Statements............8

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................9

Item 3.       Quantitative and Qualitative Disclosure about Market Risk......12

Item 4.       Controls and Procedures........................................12

PART II       OTHER INFORMATION..............................................12

Item 1.       Legal Proceedings .............................................12

Item 2.       Changes in Securities, Use of Proceeds and
               Issuer Purchases of Equity Securities (not applicable)........12

Item 3.       Defaults upon Senior Securities ...............................12

Item 4.       Submission of Matters to a Vote of Security Holders (
                not applicable)..............................................13

Item 5.       Other Information  ............................................13

Item 6.       Exhibits and Reports on Form 8-K   ............................14


SIGNATURES...................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            September 30, 2003    June 30, 2003
                                                                            ------------------    -------------
                                                                                (Unaudited)

Assets

Current Assets
     Cash                                                                           $377,307       $1.163,187
     Short-term investments, including accrued interest                              259,679          540,582
     Contract receivables, net of allowance for doubtful accounts of
          $237,663 and $227,663                                                    2,063,314        3,620,852
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                    4,603,150        3,423,457
     Inventories                                                                   1,278,593        1,154,512
     Prepaid expenses and other                                                    2,438,511          328,517
     Deferred income taxes                                                           290,000          290,000
                                                                                     -------          -------
Total current assets                                                              11,310,554       10,521,107
                                                                                  ----------       ----------


Property and equipment
     Land                                                                           $591,514         $591,514
     Buildings and improvements                                                    4,962,689        4,962,690
     Machinery and equipment                                                       4,235,696        4,215,036
     Transportation equipment                                                         21,000           21,000
                                                                                      ------           ------

                                                                                   9,810,899        9,790,240

          Less accumulated depreciation                                            3,784,138        3,631,717
                                                                                   ---------        ---------

Net property and equipment                                                         6,026,761        6,158,523
                                                                                   ---------        ---------


Other assets
     Goodwill                                                                      2,985,909        2,985,909
     Patent,net                                                                      330,011          354,384
     Deferred income taxes                                                           430,000          430,000
     Other assets                                                                    241,705          252,955
                                                                                     -------          -------

Total other assets                                                                 3,987,625        4,023,248
                                                                                   ---------        ---------

                                                                                 $21,324,940      $20,702,878
                                                                                 ===========      ===========


     See accompanying notes to unaudited consolidated financial statements.



                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30, 2003     June 30, 2003
                                                                            ------------------     -------------
                                                                               (Unaudited)
Liabilities and stockholders' equity

Current liabilities
Current portion of long-term debt                                                 $4,631,609       $8,385,918
Accounts payable                                                                   4,254,107        3,784,778
Accrued expenses
     Commissions payable                                                             340,000          310,000
     Payroll and related withholdings                                                 65,021           62,464
     Warranty Reserve                                                                275,000          250,000
     Interest                                                                        613,077          610,957
     Other                                                                           607,749          143,574
Billings in excess of costs and estimated
     earnings on uncompleted contracts                                             1,534,583        1,864,980
Current portion of executive deferred
       compensation agreement                                                              -          974,933
                                                                                     -------          -------

Total current liabilities                                                        $12,321,146      $16,387,604

Executive deferred compensation agreements, less current maturities                  974,933                -

Long-term debt, less current maturities                                            5,235,000        1,735,000
                                                                                   ---------        ---------

Total liabilities                                                                 18,531,079       18,122,604
                                                                                  ----------       ----------

Stockholders' equity
     Common stock, $.001 par value, 20,000,000
          shares authorized; 2,475,000 shares issued and outstanding                   2,475            2,475
     Additional paid-in capital                                                    9,966,408        9,966,408
     Accumulated Deficit                                                          (7,175,022)      (7,388,609)
                                                                                 -----------      -----------

Total stockholders' equity                                                         2,793,861        2,580,274
                                                                                   ---------        ---------

                                                                                 $21,324,940      $20,702,878
                                                                                 ===========      ===========




     See accompanying notes to unaudited consolidated financial statements.


                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                      Three Months Ended
                                                                               September 30,         September 30,
                                                                                   2003                  2002
                                                                               -------------         -------------

Revenues Earned                                                                 $7,564,463            $6,736,943
Cost of Revenues Earned                                                          5,950,403             5,162,891
                                                                                 ---------             ---------

Gross profit                                                                     1,614,060             1,574,052
Selling, general and administrative expenses                                     1,220,619             1,526,416
                                                                                 ---------             ---------

Income from operations                                                             393,441                47,636
                                                                                   -------                ------


Other income (expense)
     Interest income                                                                   239                 7,467
     Interest expense                                                             (171,749)             (192,558)
     Miscellaneous                                                                  (4,294)               14,099
                                                                                   -------                ------

Total other expenses                                                              (175,804)             (170,992)
                                                                                 ---------             ---------

Income (loss) before income taxes                                                  217,637              (123,356)
Income tax expense (benefit)                                                         4,050               (29,981)
                                                                                     -----              --------

Net income (loss)                                                                 $213,587              ($93,375)
                                                                                  ========              =========

Basic Earnings per share                                                             $0.09               $(0.04)
                                                                                     =====               =======

Diluted earnings per share                                                           $0.08               $(0.04)
                                                                                     =====               =======
Weighted average number of
     common shares outstanding                                                   2,475,000             2,475,000

Weighted average numer
     of common shares oustanding (diluted)                                       2,629,000             2,475,000


     See accompanying notes to unaudited consolidated financial statements.


                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)




                                         Common Stock                Additional                               Total
                                         ------------                 Paid-In          Accumulated         Stockholders'
                                    Shares          Amount            Capital            Deficit             Equity

Balance June 30, 2003              2,475,000         $2,475         $9,966,408        ($7,388,609)         $2,580,274

Net income                                --             --                 --            $213,587           $213,587
                                          --             --                 --            --------           --------


September 30, 2003                 2,475,000         $2,475         $9,966,408        ($7,175,022)         $2,793,861
                                   =========         ======         ==========        ============         ==========























     See accompanying notes to unaudited consolidated financial statements.



                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                      Three Months Ended
                                                                               September 30,         September 30,
                                                                                   2003                  2002
                                                                               -------------         -------------

Cash flows from operating activities
     Net income (loss)                                                            $213,587             ($93,375)
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
            Depreciation                                                           152,421               152,421
            Amortization                                                            24,373                35,623

     Changes in operating assets and liabilities:
          Contract receivables                                                   1,557,538             (641,429)
          Inventories, prepaid expenses and other                              (2,222,825)                34,815
          Costs and estimated earnings in excess of billings
               on uncompleted contracts, net effect                            (1,510,090)           (1,153,337)
          Accounts payable, accrued expenses and other                             993,181               113,460
                                                                                   -------               -------

Net cash used in operating activities                                            (791,815)           (1,551,822)
                                                                                 ---------           -----------

Cash flows from investing activities
     Proceeds from sale (purchase of) short-term investments - net                 280,903              (45,021)
     Expenditures for property and equipment                                      (20,659)               (1,068)
                                                                                  --------               -------

Net cash provided by (used in) investing activities                                260,244              (46,090)
                                                                                   -------              --------

Cash flows from financing activities
     Net payments under revolving credit agreement                                (181,161)           (1,848,030)
     Payments on long term debt                                                    (68,148)             (800,000)
                                                                                                       ---------

Net cash provided by (used in) financing activities                              (254,309)           (2,648,030)
                                                                                 ---------           -----------
Net decrease in cash                                                             (785,880)           (4,245,942)

Cash at the beginning of the period                                              1,163,187             4,971,837
                                                                                 ---------             ---------
Cash at the end of the period                                                     $377,307              $725,895
                                                                                  ========              ========

Supplemental Cash Flow Information
     Cash paid during the period for interest                                     $169,629              $156,546
     Income Taxes Received                                                               -               $29,981

Schedule of Non-Cash Financing Activities
     Goodwill reduction and debt extinguishment                                         $-            $1,940,538
                                                                                        --            ----------


     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited consolidated financial statements of Productivity Technologies Corp. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim consolidated financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Operating results for the three months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 2003. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 2003 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Nature of Business

The Company operates in a single segment through its Atlas and Westland subsidiaries. Atlas is a leading innovator and supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and other metal stamping operations. Atlas operates two manufacturing plants in Fenton, Michigan and has sales and engineering offices in Michigan, Europe and China. Atlas also established locations in late 2003 in Brazil and Germany.

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

Earnings Per Share

Earnings per share have been computed by dividing the income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of operations are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per share"; the amounts of the Company's "basic" and "diluted" earnings per share (as defined in SFAS No. 128) are the same for the first quarter of fiscal 2003 in that the Company recorded a net loss for the period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Effective as of December 12, 2003, Merrill Lynch Business Financial Services Inc. ("MLB") entered into a new credit facility with Atlas (the "MLB Credit Facility") providing for borrowing availability of up to $8.0 million, of which $7.4 million was funded at closing. Effective on March 4, 2004, MLB agreed to a modification of the terms under which in which it increased the borrowing availability by $750,000 under the revolving credit facility for a 60 -day period (the "overline period") and increased the interest rate by 0.5% per annum during this period. As modified, the MLB Credit Facility consists of :

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

     o a three-year equipment term loan in the original principal amount of $500,000, bearing interest at a variable per annum rate equal to 3.15% in excess of one-month LIBOR, payable in monthly installments of interest plus 1/36th of principal (full amortization), maturing in December 2006, and secured by substantially all of the assets of Atlas; and

     o a one-year revolving working capital credit facility providing for borrowing availability of up to $4.0 million ($4.75 million during the overline period) based upon eligible accounts receivable, bearing interest at a variable per annum rate equal to 2.85% (3.35% during the overline period) in excess of one-month LIBOR, payable in monthly installments of interest only, maturing on December 31, 2004 and secured by substantially all of the assets of Atlas.

The MLB Credit Facility is guaranteed by the Company and, in addition, the Company has pledged all of the capital stock of Atlas to secure the guaranty. The proceeds of the MLB Credit Facility were used to retire the revolving credit facility and commercial mortgage loan from Bank One, NA ("Bank One") to Atlas in the aggregate outstanding principal amount of $7.4 million. Atlas continues to be responsible for legal and professional field audit fees of Bank One in the amount of approximately $60,000 annually. As part of these financing transactions, Bank One also agreed to release the liens on the assets of Atlas and the Company. In addition, Bank One agreed to subordinate its rights with respect to Westland's new lender, Spectrum Commercial Services, Inc. ("Spectrum"), in connection with Bank One's term loan in the outstanding principal amount of approximately $2.2 million, bearing interest at 1.25% over Bank One's prime rate, which the Company incurred in February 2000 to purchase Westland (the "Westland Loan").

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

Bank One agreed to subordinate its rights under the Westland Loan to Spectrum, subject to restating the obligations under a new Guarantor Payment Agreement effective as of December 12, 2003 under which Bank One will look to Westland to repay the remaining obligations owed to Bank One (which continues to be the $2.2 million principal amount that was outstanding prior to the restatement). Although the Company continues to be the primary obligor under the Westland Loan as restated, the Company is prohibited from making payments to Bank One so long as the MLB Loan to Atlas (as to which the Company is a guarantor) remains outstanding, and, accordingly, Westland entered into the new Guarantor Payment Agreement. Under the terms of the restated Westland Loan, Westland is required to pay to Bank One $10,000 per month plus interest as well as 25% of excess cash flow (as defined in the restated loan agreement) from Westland's operations. Under the restatement, without expressly waiving the previously existing covenant defaults under Westland Loan, Bank One has agreed to honor the scheduled maturity date of the Westland Loan (February 23, 2005) absent any further defaults. As restated, the Westland Loan bears interest at the per annum rate of 3.0% in excess of Bank One's prime rate. Bank One continues to hold a lien on substantially all of Westland's assets, subordinated to the lien of Spectrum.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Unaudited revenues earned for the quarter ended September 30, 2003 were $7,564,463, as compared to $6,736,943 for the quarter ended September 30, 2002, an increase of 12%. Gross profit for the quarter ended September 30, 2003 was $1,614,060, representing a 3% increase compared to the $1,574,052 gross profit for the quarter ended September 30, 2002. The increase in gross profits was principally due to the higher volume, although the higher volume overall was less profitable due to continued margin pressure, which derived from continued slower economic activity in the capital goods industry. Management also believes the capital goods sectors in which the Company participates continue to exhibit excess capacity.

Consolidated selling, general and administrative (SG&A) expenses were $1,220,619 or 20% lower than the quarter ended September 30, 2002 SG&A expenses of $1,526,416. The reduction in SG&A expenses for the quarter ended September 30, 2002 was due to continued cost controls and cost reductions at both operating subsidiaries.

The income from operations for the quarter ended September 30, 2003 was $393,441, compared to income from operations for the quarter ended September 30, 2002 of $47,636. This increase for the quarter resulted from higher sales and lower SG&A expenses discussed above.

Interest expense for the quarter ended September 30, 2003 at $171,749 was approximately 11% lower as compared to $192,558 for the quarter ended September 30, 2002.

Net income for the quarter ended September 30, 2003 was $213,587, compared to a net loss of $93,375 for the quarter ended September 30, 2002. The reported net income for the quarter was $0.09 per share (basic) and $0.08 per share (diluted) based on 2,475,000 and 2,629,000 respectively, weighted average common shares outstanding during the quarter. This compared to a net loss for the quarter ended September 30, 2002 of $0.04 cents per share (basic and diluted), based on 2,475,000 weighted average common shares outstanding during the quarter a year ago.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of September 30, 2003 is as follows:

                                           September 30, 2003
                             -----------------------------------------------
                                    Gross                           Net
                                  Carrying        Accumulated       Book
                                   Amount         Amortization      Value


Patents                             $573,132          $243,121     $330,011

Non-compete Agreements               348,750           239,232      109,518

Bank Closing Fees                    138,785            63,504       75,281

                             -----------------------------------------------
Total                             $1,060,667          $545,857     $514,810
                             ===============================================

Liquidity and Capital Resources

At September 30, 2003, the Company had (1) $2.7 million outstanding under a commercial mortgage loan from Bank One, (2) $4,281,609 outstanding under the revolving credit facility with Bank One (the "Old Atlas Revolver") plus obligation for letters of credits issued thereunder, (3) $974,933 due to Messrs. Prime and Austin under a deferred compensation arrangement, (4) $2.2 million outstanding under the Westland Loan, and (5) subordinated term debt (not including accrued interest) of $650,000, payable to the former owner of Westland. This total of $10.8 million of debt compares to a total combined indebtedness approximating $11.1 million as of June 30, 2003.

Working capital deficit at September 30, 2003 was ($1,010,592) and the current ratio was (.92) to 1, as compared to a working capital deficit of ($5,866,497) and a current ratio of (.64) to 1 for the Company at June 30, 2003.

Prior to the expiration of the Old Atlas Revolver in January 2002, the Company was not in compliance with certain financial covenants and borrowing base limitations thereunder. The Company also was not in compliance with certain financial covenants under the Westland Loan. During fiscal year ended June 30, 2003 and the first fiscal quarter ended September 30, 2003, Bank One did not demand that the Company repay either the Old Atlas Revolver or the Westland Loan. In the period following the January 2002 expiration of the Old Atlas Revolver, the Company and Bank One engaged in discussions concerning possible terms of forbearance, and Bank One consented to the settlement with Mr. Lee; however, no formal forbearance arrangements were entered into by the Company and Bank One. While Bank One was under no legal obligation to continue to forbear in demanding payment of outstanding obligations owed to it, it continued to do so through the Company's successful refinancing of its various obligations in December 2003 as described under "Recent Developments" in this Item 2.

Since the expiration of the Atlas Revolver in January 2002 through and including the quarter ended September 30, 2003, the Company was able to meet its working capital needs from cash generated from operations without borrowing additional funds under a line of credit In addition, since such time, the Company sought to pay down its borrowings from Bank One when and as cash was available from operations. However, during the fiscal quarter ended September 30, 2003, the Company did not have funds available to it from its operations or otherwise to repay the amounts it owed to its creditors. As a result of the financing transactions described under "Recent Developments" in this Item 2, and assuming no adverse developments, management believes that it has sufficient funds available to it under the various facilities and operations to provide for it working capital needs at least through the end of the 2004 fiscal year.

Off Balance Sheet Arrangements

During the quarter ended September 30, 2003, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business.

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to economic and business conditions, particularly in the automotive, machine tool and other industries principally served by the Company, including the ongoing and permanent (non-cyclical) loss of manufacturing capabilities in the United States to foreign competition, and continued volatile demand in the domestic and foreign markets for automobiles and automotive parts, in each case resulting in reduced or uncertain demand for the Atlas' automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation equipment noncompetitive or obsolete; the risk that Atlas or Westland customers may be unwilling or unable to continue ordering products; the potential inability of the Company to achieve adequate operating results or obtain needed access to the credit and capital markets to finance future operations or plans for capital improvement or growth.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. There has been no material change in the disclosure regarding market risk.

ITEM 4.   CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The chief executive officer and chief financial officer have concluded that, to their knowledge on the basis of that evaluation, the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended June 30, 2003, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K.

Item 2. Changes in Securities, Use of Proceeds and issuer purchases of equity securities.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As more fully described under "Liquidity and Capital Resources," in Part 1, Item 2 of this report (which discussion is incorporated by reference herein), the Company was not in compliance with certain financial covenants and borrowing base limitations under the Old Atlas Revolver and the Westland Loan from the first quarter of 2002 until the funding of the MLB Credit Facility in December 2003 as described under "Recent Developments," in Part 1, Item 2 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

On February 19, 2004, William Rogner replaced James Kolinski as the Chief Executive Officer of Atlas.

Mr. Rogner has approximately 18 years experience with Atlas, including having previously served as its Executive Vice President, Vice President of Engineering, Director of Contract Management and Project Manager. In these and other capacities, Mr. Rogner has at various times had direct responsibilities for sales, manufacturing, engineering, and mechanical engineering, fluid engineering, and electrical controls. As Executive Vice President, Mr. Rogner assisted in development and implementation of the Company's strategic plan, including the reduction of Atlas' financial break-even point by approximately 35 percent. He initiated a value analysis and value engineering (VA/VE) program to reduce costs at least 5 percent while maintaining or improving product functionality.

Mr. Rogner also had direct responsibility for establishing Atlas' Brazilian subsidiary, which was profitable in its first year, and he assisted in developing sales and service in Europe and Asia and sales representation in India. As part of a continuous focus on costs, Mr. Rogner reduced headcount by over 40% in approximately three years and sought to level load (smooth out) manufacturing schedules and direct labor manpower by utilizing production outsourcing. He also supervised the implementation of the Company's enterprise resource planning (ERP) system. From 1984 to 1997, as Director of Contract Management at Atlas, Mr. Rogner had direct responsibility for major projects, customer service, and warranty. He also was a Project Manager with direct responsibility for the mechanical design and building of machines and projects. During this time, he managed some of the largest projects in the history of Atlas, including an $18 million system which included an engineering study and implementation of a Greenfield project for an entire press room for a major appliance manufacturer, including sheet metal dies for a new product. This project employed 18 presses, three coil lines, more than 130 tools, as well as equipment automation, and quick die change capabilities.

Mr. Rogner spent two years away from Atlas in the past 20 years, when he co-founded an engineering design and consulting firm. As a company principal, Mr. Rogner arranged the firm's line of credit, more than doubled firm revenues in its first two years of operations, broadened the firm's initial customer base, enabling the firm to report net earnings of 10 percent of its sales. Mr. Rogner received his B.S. from Michigan State University and he also recently completed an immersion course at the Wharton School of Business in finance for non-financial executives.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.1 WCMA Loan and Security Agreement dated as of November 25, 2003 between Atlas Technologies, Inc. and Merrill Lynch Business Financial Services Inc. (1)

          10.2 Term Loan and Security Agreement dated as of November 25, 2003 between Atlas Technologies, Inc. and Merrill Lynch Business Financial Services Inc. (1)

          10.3 Term Loan and Security Agreement dated as of November 25, 2003 between Atlas Technologies, Inc. and Merrill Lynch Business Financial Services Inc. (1)

          10.4 General Credit and Security Agreement dated as of December 3, 2003 between WCS Acquisition Corp. and Spectrum Commercial Services Company. (1)

          10.5 Guarantor Payment Agreement dated as of December 10, 2003 between WCS Acquisition Corp. and Bank One, NA. (1)

          10.6 Letter Agreement dated as of March 4, 2004 from Merrill Lynch Business Financial Services Inc. to Atlas Technologies, Inc. modifying the WCMA Loan and Security Agreement.

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

          -------------------------------

               (1) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 2003

     (b)  Reports on Form 8-K.

          None.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PRODUCTIVITY TECHNOLOGIES CORP.

Date:    March 9, 2004               By:  /s/  Samuel N. Seidman
                                     ---------------------------
                                     Samuel N. Seidman
                                     Chairman, Chief Executive Officer
                                     and President

Date:    March 9, 2004               By:  /s/  Jesse A. Levine
                                     -------------------------
                                     Jesse A. Levine
                                     Vice President, Secretary,
                                     Treasurer and Chief Financial Officer