Form 10-Q
period 2003-12-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2004-03-15
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _______ No ________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 5, 2004: 2,475,000 shares, $ .001 par value common stock.

                         Productivity Technologies Corp.

                                      INDEX

                                                                           Page
                                                                          Number

PART I        FINANCIAL INFORMATION............................................3

Item 1.       Financial Statements.............................................3

              Consolidated Balance Sheets at December 31, 2003
                (unaudited) and June 30, 2003..................................3

              Consolidated Statements of Operations for the three and
                six months ended December 31, 2003 and 2002 (unaudited)........5

              Consolidated Statement of Stockholders' Equity for the
                six months ended December 31, 2003 (unaudited).................6

              Consolidated Statements of Cash Flows for the  six months
                ended December 31, 2003 and 2002 (unaudited)...................7

              Notes to Unaudited Consolidated Financial Statements.............8

Item 2.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................9

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.......12

Item 4.       Controls and Procedures.........................................12

PART II       OTHER INFORMATION...............................................12

Item 1.       Legal Proceedings ..............................................12

Item 2.       Changes in Securities, Use of Proceeds and
               Issuer Purchases of Equity Securities (not applicable).........12

Item 3.       Defaults upon Senior Securities ................................12

Item 4.       Submission of Matters to a Vote of Security Holders
                (not applicable)..............................................13

Item 5.       Other Information  .............................................13

Item 6.       Exhibits and Reports on Form 8-K   .............................13

SIGNATURES....................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          December 31, 2003       June 30, 2003
                                                                             (Unaudited)

Assets

Current Assets
     Cash                                                                           $477,797       $1.163,187
     Short-term investments, including accrued interest                               96,179          540,582
     Contract receivables, net of allowance for doubtful accounts of
          $237,663 and $227,663                                                    3,653,566        3,620,852
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                    4,670,221        3,423,457
     Inventories                                                                   1,010,618        1,154,512
     Prepaid expenses and other                                                      309,978          328,517
     Deferred income taxes                                                           290,000          290,000
                                                                                  ----------       ----------
Total current assets                                                              10,508,359       10,521,107
                                                                                  ----------       ----------


Property and equipment
     Land                                                                           $591,514         $591,514
     Buildings and improvements                                                    4,963,008        4,962,690
     Machinery and equipment                                                       4,245,837        4,215,036
     Transportation equipment                                                         21,000           21,000
                                                                                  ----------       ----------

                                                                                   9,821,359        9,790,240

          Less accumulated depreciation                                            3,936,557        3,631,717
                                                                                  ----------       ----------

Net property and equipment                                                         5,884,802        6,158,523
                                                                                  ----------       ----------

Other assets
     Goodwill                                                                      2,985,909        2,985,909
     Patent, net                                                                     305,638          354,384
     Deferred income taxes                                                           430,000          430,000
     Other assets                                                                    311,869          252,955
                                                                                  ----------       ----------

Total other assets                                                                 4,033,416        4,023,248
                                                                                  ----------       ----------
                                                                                 $20,426,577      $20,702,878
                                                                                 ===========      ===========
     See accompanying notes to unaudited consolidated financial statements.



                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31, 2003       June 30, 2003
                                                                              (Unaudited)
Liabilities and stockholders' equity

Current liabilities
Current portion of long-term debt                                                  4,355,503       $8,385,918
Accounts payable                                                                   4,646,157        3,784,778
Accrued expenses
     Commissions payable                                                             331,229          310,000
     Payroll and related withholdings                                                119,497           62,464
     Warranty Reserve                                                                275,000          250,000
     Interest                                                                        230,663          610,957
     Other                                                                            11,790          143,574
Billings in excess of costs and estimated
     earnings on uncompleted contracts                                               830,375        1,864,980
Current maturities of executive deferred compensation agreements                           -          974,933
                                                                                  ----------       ----------
Total current liabilities                                                        $10,800,214      $16,387,604

Executive deferred compensation agreements, less current maturities                  974,933                -
Long-term debt, less current maturities                                            5,834,992        1,735,000
                                                                                  ----------       ----------
Total liabilities                                                                 17,610,139       18,122,604
                                                                                  ----------       ----------
Stockholders' equity
     Common stock, $.001 par value, 20,000,000
          shares authorized; 2,475,000 shares issued and outstanding                   2,475            2,475
     Additional paid-in capital                                                    9,966,408        9,966,408
     Accumulated deficit                                                          (7,152,445)      (7,388,609)
                                                                                  ----------       ----------
Total stockholders' equity                                                         2,816,438        2,580,274
                                                                                  ----------       ----------
                                                                                 $20,426,577      $20,702,878
                                                                                 ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.


                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                  Three Months Ended                           Six Months Ended
                                             December 31,       December 31,              December 31,       December 31,
                                               2003               2002                       2003               2002
                                             ------------       ------------              ------------       ------------

Revenues Earned                             $7,839,274           $7,616,976                $15,403,737        $14,353,919

Cost of Revenues Earned                      6,491,408            5,899,528                 12,441,811         11,062,419
                                            ----------           ----------                -----------        -----------
Gross Profit                                 1,347,866            1,717,448                  2,961,926          3,291,500

 Selling, general and
   administrative expenses                   1,287,599            1,407,758                  2,508,218          2,934,174
                                            ----------           ----------                -----------        -----------
 Income from operations                         60,267              309,690                    453,708            357,326

 Other income (expense)
           Interest income                          45                  938                        284              8,405
           Interest expense                   (174,435)            (170,307)                  (346,184)          (362,865)
           Miscellaneous                        11,701               13,066                      7,406             27,165
                                            ----------           ----------                -----------        -----------
 Total other expenses                         (162,689)            (156,303)                  (338,494)          (327,295)
                                            ----------           ----------                -----------        -----------
 (Loss) income before income taxes
    and extraordinary item                    (102,422)             153,387                    115,214             30,031
 Income tax expense (benefit)                        0                    0                      4,050            (29,981)
                                            ----------           ----------                -----------        -----------

 (Loss) income before extraordinary item      (102,422)             153,387                    111,164             60,012

 Extraordinary item, gain on extinguishment
    of debt                                    125,000                    -                    125,000                  -
                                            ----------           ----------                -----------        -----------
 Net income                                    $22,578             $153,387                   $236,164            $60,012

 Basic earnings (loss) per share:
   Before extraordinary gain                    $(0.04)              $0.06                       $0.05              $0.02
   Extraordinary gain                             0.05                   -                        0.05                  -
                                            ----------           ----------                -----------        -----------
        Total basic net income                  $ 0.01               $0.06                       $0.10              $0.02


Diluted earnings (loss) per share:
   Before extraordinary gain                    $(0.04)              $0.06                       $0.04              $0.02
   Extraordinary gain                             0.05                   -                        0.05                  -
                                            ----------           ----------                -----------        -----------
        Total diluted net income                $ 0.01               $0.06                       $0.09              $0.02
                                            ==========           ==========                ===========        ===========
 Weighted average number of
    common shares outstanding:
            Basic                            2,475,000            2,475,000                  2,475,000          2,475,000
            Diluted                          2,629,000            2,475,000                  2,629,000          2,475,000



See accompanying notes to unaudited consolidated financial statements.


                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                    Common Stock                 Additional                                Total
                                    ------------                  Paid-In          Accumulated        Stockholders'
                              Shares          Amount              Capital            Deficit             Equity

Balance June 30, 2003        2,475,000         $2,475            $9,966,408     ($7,388,609)         $2,580,274

Net income                          --             --                    --         236,164             236,164
                             ---------         ------            ----------     ------------         ----------
December 31, 2003            2,475,000         $2,475            $9,966,408     ($7,152,445)         $2,816,438
                             =========         ======            ==========     ============         ==========




     See accompanying notes to unaudited consolidated financial statements.


                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Six Months Ended
                                                                            December 31, 2003       December 31, 2002

Cash flows from operating activities
     Net income                                                                   $236,164               $60,012
     Adjustments to reconcile net income to net cash
          used in operating activities:
            Depreciation                                                           304,840               304,841
            Amortization                                                            48,746                71,246
            Gain on extinguishment of debt                                        (125,000)                     -
     Changes in operating assets and liabilities:
          Contract receivables                                                     (32,714)           (2,930,365)
          Inventories, prepaid expenses and other                                  103,519               283,602
          Costs and estimated earnings in excess of billings
               on uncompleted contracts, net effect                             (2,281,369)            1,726,887
          Accounts payable, accrued expenses and other                             452,563               619,468
                                                                                -----------            ---------
Net cash (used in) provided by operating activities                             (1,293,251)              135,691
                                                                                -----------            ---------

Cash flows from investing activities
     Proceeds from sale (purchase of) short-term investments - net                 444,403              (20,047)
     Expenditures for property and equipment                                       (31,119)                (967)
                                                                                -----------            ---------
Net cash provided by (used in) investing activities                                413,284              (21,014)
                                                                                -----------            ---------
Cash flows from financing activities
     Net payments under revolving credit agreements                               (512,275)           (2,062,030)
     Borrowings on long term debt                                                4,000,000                     -
     Payments on long term debt                                                 (3,293,148)             (800,000)
                                                                                -----------            ---------
Net cash provided by (used in) financing activities                                194,577            (2,862,030)
                                                                                -----------            ---------
Net decrease in cash                                                              (685,390)           (2,747,353)

Cash at the beginning of the period                                              1,163,187             4,971,837
                                                                                -----------            ---------
Cash at the end of the period                                                     $477,797            $2,224,484
                                                                                ===========           ==========
Supplemental Cash Flow Information
     Cash paid during the period for interest                                     $726,478              $317,588
     Income Taxes Received                                                              $-               $29,981

Schedule of Non-Cash Financing Activities
     Goodwill reduction and debt extinguishment                                         $0            $1,940,538
                                                                                -----------            ---------


     See accompanying notes to unaudited consolidated financial statements.



                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited consolidated financial statements of Productivity Technologies Corp. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim consolidated financial statements. The information furnished in the accompanying consolidated balance sheets, consolidated statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Operating results for the six months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

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

Earnings Per Share

Earnings per share have been computed by dividing the income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of operations are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per share."


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

Results of Operations

Three and Six Months Ended December 31, 2003 Compared to Three and Six Months Ended December 31, 2002

Unaudited revenues earned for the quarter ended December 31, 2003 were $7,839,274, as compared to $7,616,976 for the quarter ended December 31, 2002, an increase of 3%. Revenues earned for the six months ended December 31, 2003 were $15,403,737, an increase of more than 7% from the six months ended December 31, 2002 revenues earned of $14,353,919. Gross profit for the quarter ended December 31, 2003 was $1,347,866, representing a 22% decrease compared to the $1,717,448 gross profit for the quarter ended December 31, 2002. While volume increased as noted, the sales were less profitable overall due to continued margin pressure, which derived from continued slower economic activity in the capital goods industry. Management also believes the capital goods sectors in which the Company participates continue to exhibit excess capacity. For the six months ended December 31, 2003, gross profit was $2,961,926, down 10% compared to the six months ended December 31, 2002 gross profit of $3,291,500.

Consolidated selling, general and administrative (SG&A) expenses were $1,287,599 or 9% lower than the quarter ended December 31, 2002 SG&A expenses of $1,407,758. For the six months ended December 31, 2003 SG&A expense was $2,508,218 or $425,956 lower than the six months ended December 31, 2002. The reduction in SG&A expenses for the quarter and six months ended December 31, 2003 was due to continued cost controls and cost reductions at both operating subsidiaries.

The income from operations for the quarter ended December 31, 2003 was $60,267, compared to income from operations for the quarter ended December 31, 2002 of $309,690. The decrease in income from operations in the second quarter is a direct result of the lower gross margin noted above offset by the lower SG&A. For the six months ended December 31, 2003, income from operations was $453,708 or $96,382 higher than the six months ended December 31, 2002. This increase for six months ended December 31, 2003 was primarily attributable to the lower SG&A expenses explained above.

Interest expense for the quarter ended December 31, 2003 was $174,435, as compared to $170,307 for the quarter ended December 31, 2002. For the six months ended December 31,2003 interest expense was $346,184 as compared to $362,865 for the prior six months ended December 31, 2002.

The net income for the quarter ended December 31, 2003 was $22,578 ($0.01 per share (basic and diluted)) compared to net income of $153,387 ($0.06 per share (basic and diluted)) for the quarter ended December 31, 2002. The net income for the six months ended December 31, 2003 was $236,164 ($0.10 per share (basic) and $0.90 per share (diluted)) as compared to a net income of $60,012 ($0.02 per share (basic and diluted)) for the six months ended December 31, 2002. The net income for the three and six months ended December 31, 2003 included a $125,000 gain on extinguishment of debt.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2003 is as follows:

                                                   December 31, 2003
                                    --------------------------------------------
                                         Gross          Accumulated        Net
                                       Carrying                            Book
                                        Amount         Amortization       Value


Patents                                 $573,132         $267,494      $305,638

Non-compete Agreements                   348,750          248,172       100,578

Bank Closing Fees                        189,785           67,500       122,285

                                    --------------------------------------------
Total                                 $1,111,667         $583,166      $528,501
                                    ============================================

Liquidity and Capital Resources

At December 31, 2003, the Company had (1) $3.5 million outstanding under a commercial mortgage loan for Atlas as part of the MLB Credit Facility, (2) $0.5 million outstanding under an equipment term loan for Atlas as part of the MLB Credit Facility, (3) debt of $3,221,636 outstanding under a revolving credit facility for Atlas as part of the MLB Credit Facility, (4) deferred executive compensation obligations of $974,933 originally scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002,
(5) $733,859 outstanding under the Spectrum Credit Facility, and (6) $2,210,000 outstanding under the Westland Loan. This total of $11,140,428 at December 31, 2002 compares to a total combined long-term debt financing and line of credit balance of $12,162,703 at December 31, 2002. The increase in indebtedness at December 31, 2003 is principally due the refinancings by both Atlas and Westland, with two new lenders, as of December 12, 2003, whereby additional credit was made available to the subsidiaries. See "Recent Developments" in this
Item 2.

Working capital deficit at December 31, 2003 was ($291,855) and the current ratio was (.97) to 1, as compared to a working capital deficit of ($5,866,497) and a current ratio of (.64) to 1 for the Company at June 30, 2003.

As a result of the financing transactions described under "Recent Developments" in this Item 2, and assuming no adverse developments, management believes that it has sufficient funds available to it under the various facilities and operations to provide for it working capital needs through the end of the 2004 fiscal year.

Off Balance Sheet Arrangements

During the three and six months ended December 31, 2003, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As more fully described under "Liquidity and Capital Resources," in Part 1, Item 2 of this report (which discussion is incorporated by reference herein), the Company was not in compliance with certain financial covenants and borrowing base limitations under its Atlas revolving credit facility with Bank One and the Westland Loan from the first quarter of 2002 until the funding of the MLB Credit Facility in December 2003 as described under "Recent Developments," in Part 1,
Item 2 of this report.

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

          10.5 Guarantor Payment Agreement dated as of December 10, 2003 between WCS Acquisition Corp. and Bank One, NA. (1)

          10.6 Letter Agreement dated as of March 4, 2004 from Merrill Lynch Business Financial Services Inc. to Atlas Technologies, Inc. modifying the WCMA Loan and Security Agreement. (2)

          31.1 Certification of chief executive officer under section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of chief financial officer under section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of chief executive officer under section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of chief financial officer under section 906 of the Sarbanes-Oxley Act of 2002.
                  ________________________________

               (1) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 2003

               (2) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003

     (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PRODUCTIVITY TECHNOLOGIES CORP.

Date:    March 11, 2004                     By:  /s/  Samuel N. Seidman
                                               --------------------------------
                                            Samuel N. Seidman
                                            Chairman, Chief Executive Officer
                                            and President

Date:    March 11, 2004                     By:  /s/  Jesse A. Levine
                                               --------------------------------
                                            Jesse A. Levine
                                            Vice President, Secretary, Treasurer
                                            and Chief Financial Officer