Form 10-Q
period 2004-03-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2004-05-24
CIK 911787

U.S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ____________________


                         Commission file number 0-24212


                         PRODUCTIVITY TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               13-3764753
--------------------------------------------------------------------------------
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                   3100 Copper Avenue, Fenton, Michigan 48430
                    (Address of Principal Offices)(Zip Code)

Registrant's Telephone Number, Including Area Code         (248) 645-9700


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _______X_________       No ____________


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes________________        No _____X________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes________________        No _____________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 19, 2004: 2,475,000 shares, $ .001 par value common stock.

                         Productivity Technologies Corp.

                                      INDEX

                                                                           Page
                                                                          Number

PART I  FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

        Consolidated Balance Sheets at March 31, 2004 (unaudited)
                and June 30, 2003..............................................3

        Consolidated Statements of Operations for the three and nine months ended March 31, 2004 and 2003 (unaudited)...............5

        Consolidated Statement of Stockholders' Equity
                for March 31, 2004 (unaudited).................................6

        Consolidated Statements of Cash Flows for the nine months ended
                March 31, 2004 and 2003 (unaudited)............................7

        Notes to Unaudited Consolidated Financial Statements...................8

Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................10

Item 3. Quantitative and Qualitative Disclosure about Market Risk.............12

Item 4. Controls and Procedures...............................................12

PART II OTHER INFORMATION.....................................................12

Item 1. Legal Proceedings ....................................................12

Item 2. Changes in Securities, Use of Proceeds and
         Issuer Purchases of Equity Securities................................12

Item 3. Defaults Upon Senior Securities (not applicable) .....................12

Item 4. Submission of Matters to a Vote of Security Holders (not applicable)..12

Item 5. Other Information.....................................................12

Item 6. Exhibits and Reports on Form 8-K   ...................................13


SIGNATURES....................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              March 31, 2004      June 30, 2003
                                                                              --------------      -------------
                                                                                (Unaudited)

Assets

Current Assets
     Cash                                                                           $445,897       $1,163,187
     Short-term investments, including accrued interest                              164,997          540,582
     Contract receivables, net of allowance for doubtful accounts of
          377,663 and $227,663                                                     4,753,639        3,620,852
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                    3,128,994        3,423,457
     Inventories                                                                   1,111,571        1,154,512
     Prepaid expenses and other                                                      313,499          328,517
     Deferred income taxes                                                           290,000          290,000
                                                                                  ----------       ----------
Total current assets                                                              10,208,597       10,521,107
                                                                                  ----------       ----------


Property and equipment
     Land                                                                           $591,514         $591,514
     Buildings and improvements                                                    4,963,008        4,962,690
     Machinery and equipment                                                       4,247,086        4,215,036
     Transportation equipment                                                         21,000           21,000
                                                                                  ----------       ----------

                                                                                   9,822,608        9,790,240

          Less accumulated depreciation                                            4,088,977        3,631,717
                                                                                  ----------       ----------

Net property and equipment                                                         5,733,631        6,158,523
                                                                                  ----------       ----------


Other assets
     Goodwill                                                                      2,985,909        2,985,909
     Patent, net                                                                     281,265          354,384
     Deferred income taxes                                                           430,000          430,000
     Other assets                                                                    290,145          252,955
                                                                                  ----------       ----------

Total other assets                                                                 3,987,319        4,023,248
                                                                                  ----------       ----------

                                                                                 $19,929,547      $20,702,878
                                                                                 ===========      ===========


     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 2004     June 30, 2003
                                                                               --------------     -------------
                                                                                (Unaudited)
Liabilities and stockholders' equity

Current liabilities
     Current portion of long-term debt                                            $5,478,098       $8,385,918
     Accounts payable                                                              2,770,062        3,784,778
     Accrued expenses
          Commissions payable                                                        381,220          310,000
          Payroll and related withholdings                                                 -           62,464
          Warranty Reserve                                                           275,520          250,000
          Interest                                                                   256,775          610,957
          Other                                                                      473,119          143,574
Billings in excess of costs and estimated
     earnings on uncompleted contracts                                               773,754        1,864,980
Current maturities of executive deferred compensation agreements                           -          974,933
                                                                                           -      -----------

Total current liabilities                                                        $10,408,548      $16,387,604

Executive deferred compensation agreements, less current maturities                  974,933                -

Long-term debt, less current maturities                                            5,745,909        1,735,000
                                                                                 -----------      -----------

Total liabilities                                                                 17,129,399       18,122,604
                                                                                 -----------      -----------

Stockholders' equity
     Common stock, $.001 par value, 20,000,000
          shares authorized; 2,475,000 shares issued and outstanding                   2,475            2,475
     Additional paid-in capital                                                    9,966,408        9,966,408
     Accumulated deficit                                                         (7,168,726)      (7,388,609)
                                                                                 -----------      -----------

Total stockholders' equity                                                         2,800,157        2,580,274
                                                                                 -----------      -----------

                                                                                 $19,929,547      $20,702,878
                                                                                 ===========      ===========



     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months Ended               Nine Months Ended
                                        --------------------------      ---------------------------
                                         March 31,       March 31,       March 31,       March 31,
                                           2004            2003            2004            2003
                                        ----------      ----------      -----------     -----------

Revenues Earned                         $5,638,873      $6,663,341      $21,042,610     $21,017,260

Cost of Revenues Earned                  4,280,512       4,954,846       16,722,323      16,017,265
                                        ----------      ----------      -----------     -----------
Gross Profit                             1,358,361       1,708,495        4,320,287       4,999,995

Selling, general and
administrative expenses                  1,121,012       1,518,669        3,629,230       4,452,843
                                        ----------      ----------      -----------     -----------

Income (loss) from operations              237,349         189,826          691,057         547,152

Other income (expense)

Interest income                                371             485              655           8,890

Interest expense                          (216,472)       (144,875)        (562,656)       (507,740)

Miscellaneous                              (41,579)         61,838          (34,173)         89,003
                                        ----------      ----------      -----------     -----------
Total other expenses                      (257,680)        (82,552)        (596,174)       (409,847)

Income (loss) before income
taxes and extraordinary items              (20,331)        107,274           94,883         137,305

Income tax expense (benefit)                 4,050               0                0         (29,981)
                                        ----------      ----------      -----------     -----------

Net income (loss) before
extraordinary item                        ($16,281)       $107,274          $94,883        $167,286
                                        ==========      ==========      ===========     ===========
Extraordinary item, gain
on extinguishment of debt                       --              --          125,000              --

Net Income (loss)                         ($16,281)       $107,274         $219,883        $167,286

Basic earnings (loss) per share:
   Before extraordinary gain                ($0.01)          $0.04            $0.04           $0.07
   Extraordinary gain                           --              --             0.05              --
                                        ----------      ----------      -----------     -----------
        Total basic net income              ($0.01)          $0.04            $0.09           $0.07

Diluted earnings (loss) per share:
   Before extraordinary gain                ($0.01)          $0.04            $0.03           $0.07
   Extraordinary gain                           --              --            $0.05              --
                                        ----------      ----------      -----------     -----------
        Total diluted net income            ($0.01)          $0.04            $0.08           $0.07
                                        ==========      ==========      ===========     ===========

Weighted average number of
  Common Shares outstanding:
        Basic                            2,475,000       2,475,000        2,475,000       2,475,000
        Diluted                          2,629,000       2,475,000        2,629,000       2,475,000


     See accompanying notes to unaudited consolidated financial statements.



                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                      Common Stock              Additional                               Total
                                      ------------                Paid-In                             Stockholders'
                              Shares          Amount              Capital            Deficit             Equity
                              ------          ------            ----------           -------          -------------

Balance June 30, 2003       2,475,000         $2,475         $9,966,408        ($7,388,609)         $2,580,274

Net income                         --             --                 --            219,883             219,883
                            ---------         ------         -----------        ----------          ----------
March 31, 2004              2,475,000         $2,475         $9,966,408        ($7,168,726)         $2,800,157
                            =========         ======         ==========        ============         ==========


     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                 March 31,             March 31,
                                                                                   2004                  2003
                                                                                ----------            ----------

Cash flows from operating activities
     Net income/(loss)                                                          $  219,883              $167,336
     Adjustments to reconcile net loss to net cash
          used in operating activities:
            Depreciation                                                           457,260               457,261
            Amortization                                                            73,119                73,119
            Gain on extinguishment of debt                                         125,000                   ---

     Changes in operating assets and liabilities:
          Contract receivables                                                  (1,132,787)           (1,527,714)
          Inventories, prepaid expenses and other                                   20,769               186,856
          Costs and estimated earnings in excess of billings
               on uncompleted contracts, net effect                               (796,763)            2,320,320
          Accounts payable, accrued expenses and other                          (1,005,077)             (116,396)
                                                                                ----------            ----------

Net cash used in operating activities                                           (2,038,596)            1,560,782
                                                                                ----------            ----------

Cash flows from investing activities
     Proceeds from sale (purchase of) short-term investments - net                 375,585                (2,678)
     Expenditures for property and equipment                                       (32,368)               54,940
                                                                                ----------            ----------

Net cash provided by (used in) investing activities                                343,217                52,262
                                                                                ----------            ----------

Cash flows from financing activities
     (Payments) or borrowings under revolving credit agreement                    (695,236)           (2,433,373)
     Borrowings (Payments) on long term debt                                     1,673,325            (1,100,000)
                                                                                ----------            ----------

Net cash provided by (used in) financing activities                                978,089            (3,533,373)
                                                                                ----------            ----------
Net decrease in cash                                                              (717,290)           (1,920,329)

Cash at the beginning of the period                                              1,163,187             4,971,837
                                                                                ----------            ----------
Cash at the end of the period                                                   $  445,897            $3,051,508
                                                                                ==========            ==========
Supplemental Cash Flow Information
     Cash paid during the period for interest                                   $  916,838            $  147,216
     Income Taxes Received                                                      $       --               $29,981

Schedule of Non-Cash Financing Activities
     Goodwill reduction and debt extinguishment                                 $        0            $1,940,538
                                                                                ----------            ----------


     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited consolidated financial statements of Productivity Technologies Corp. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the nine months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 2003 (as amended by amendment no. 1 on Form 10-K/A). Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 2003 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

3. Subsequent Events

In May 2004, the Company signed two term sheets with an institutional investor, one for a standby equity distribution agreement proposed to be entered into (the "Equity Line"), and the second for a convertible redeemable debenture proposed to be issued by the Company to this investor (the "Debenture"). Consummation of these transactions will be subject to the investor's completion of due diligence and to the negotiation and execution of definitive documents on terms satisfactory to the investor and the Company. No assurance can be given that these transactions will be completed.

Under the term sheet for the proposed Equity Line, the investor will commit to purchase, solely at the Company's option, up to $5.0 million of the Company's common stock during the 24 months after the effective time of a registration statement therefor, at a price equal to 99% of the market price. The market price is to be the lowest daily volume weighted average price during the five trading days immediately prior to the Company's election to require the investor to purchase shares under the Equity Line. The Company is required to issue to the investor at closing restricted common shares (with piggy-back and demand registration rights) having a market price of $175,000, and upon each election made by the Company to require the investor to purchase shares, 5% of the gross proceeds received therefrom will be paid to the investor.

Under the term sheet for the proposed Debenture, the Company would issue its debenture in the principal amount of $500,000 to be funded $250,000 at closing, and the balance upon the satisfaction of specified conditions. The outstanding principal amount of the Debenture plus accrued interest thereon at 5% per annum will be convertible into the Company's common stock based upon the lowest of (i) 120% of the final closing price for the common stock on the closing date, (ii) 80% of the lowest closing price for the common stock: for the five trading days immediately prior to the conversion date or redemption date, or (iii) 100% of the average of the three lowest closing prices for the 30 days immediately prior to the conversion date. The Company has the option to redeem the Debenture at any time upon giving the specified notice, including following receipt of the investor's notice of election to convert into common stock at a conversion price equal to 120% of the outstanding principal amount of the Debenture plus accrued interest thereon. If the Company redeems the Debenture, the investor will be entitled to receive a warrant to purchase 50,000 of the Company's common shares (with piggy-back and demand registration rights) for each $100,000 invested. The Company is required to register the shares issuable upon conversion of the Debenture. The Debenture will also include provisions relating to collateral and fees and other terms to be agreed upon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Nine Months Ended March 31, 2004 Compared to Three and Nine Months Ended March 31, 2003

Unaudited revenues earned for the quarter ended March 31, 2004 were $5,638,873, as compared to $6,663,341 for the quarter ended March 31, 2003, a decrease of 15%. This decrease was principally attributable to lower Atlas's revenues in the quarter ended March 31, 2004, partially offset by an increase in Westland's revenues. Westland's revenues increased in the quarter from the addition of new customers which began ordering from Westland for the first time, or which placed orders in greater volume, compared to the prior period of time. Revenues earned for the nine months ended March 31, 2004 of $21,042,610 were virtually unchanged from the nine months ended March 31, 2003, for which revenues earned were $21,017,260.

Gross profit for the quarter ended March 31, 2004 was $1,358,361, representing a 21% decrease compared to the $1,708,495 gross profit for the quarter ended March 31, 2003. The decrease in gross profits was principally due to the volume decrease and mix of products sold at Atlas. For the nine months ended March 31, 2004, gross profit was $4,320,287, down 14% compared to the nine months ended March 31, 2003, for which gross profit was $4,999,995. The decrease was attributable to a change in the mix of products sold by Atlas.

Consolidated selling, general and administrative (SG&A) expenses were $1,121,012 or 26% lower than the quarter ended March 31, 2003, for which SG&A expenses were $1,518,669. For the nine months ended March 31, 2004 SG&A expense was $3,629,230 or 19% lower than the nine months ended March 31, 2003. The reduction in SG&A expenses for the quarter and nine months ended March 31, 2004 was due to continued control of operating expenses.

The income from operations for the quarter ended March 31, 2004 was $237,349, compared to an income from operations for the quarter ended March 31, 2003 of $189,826. The increase in income from operations in the third quarter of 2004 resulted from lower SG&A, which was partly offset by lower volume and a changing product mix at Atlas. For the nine months ended March 31, 2004, income from operations was $691,057 or $143,905 higher than the nine months ended March 31, 2003. The increase in income from operations for nine months ended March 31, 2004 was also primarily due to lower SG&A expenses as explained above.

Interest expense for the quarter ended March 31, 2004 was $216,472, as compared to $144,875 for the quarter ended March 31, 2003. For the nine months ended March 31,2004 interest expense was $562,656 as compared to $507,740 for the prior nine months ended March 31, 2003. The higher interest expense was attributable to an increase in funded debt at Westland under its new credit facility with Spectrum Commercial Services, Inc. (the "Spectrum Credit Facility") and at Atlas under its new credit facility with Merrill Lynch Business Financial Services Inc. (the "MLB Credit Facility") and higher costs associated therewith.

The net loss for the quarter ended March 31, 2004 was $16,281 ($0.01 per share basic and diluted) compared to a net income of $107,274 for the quarter ended March 31, 2003 ($0.04 per share basic and diluted). The net income for the nine months ended March 31, 2004 was $219,883 ($0.09 per share (basic) and $0.01 per share (diluted) as compared to a net income of $167,286 ($0.07 per share (basic and diluted) for the nine months ended March 31, 2003. The net income for the nine months ended March 31, 2004 included a $125,000 gain on extinguishment of debt..

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of March 31, 2004 is as follows:

                                              March 31, 2004
                              -----------------------------------------------
                                   Gross                            Net
                                 Carrying        Accumulated       Book
                                  Amount         Amortization      Value
                                  ------         ------------      -----

Patents                              $573,132          $291,867     $281,265
Non-compete Agreements                348,750           257,112       91,638
Bank Closing Fees                     293,388           152,787      140,601
                              -----------------------------------------------
Total                              $1,215,270          $701,766     $513,504
                              ===============================================


Liquidity and Capital Resources

At March 31, 2004, the Company had (1) $3,461,111 outstanding under a commercial mortgage loan for Atlas as part of the MLB Credit Facility, (2) $472,222 outstanding under an equipment term loan for Atlas as part of the MLB Credit Facility, (3) debt of $4,581,622 outstanding under a revolving credit facility for Atlas as part of the MLB Credit Facility, (4) deferred executive compensation obligations of $974,933 originally scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002,
(5) $431,965 outstanding under the Spectrum Credit Facility, and (6) $2,212,584 outstanding under the Westland Loan. This total of $12,134,437 at March 31, 2004 compares to a total combined long-term debt financing and line of credit balance of $11,140,428 at December 31, 2003. As noted in previous filings, the Company completed refinancings for both Atlas and Westland, with two new lenders, as of December 12, 2003.

Working capital deficit at March 31, 2004 was ($199,951) and the current ratio was (.98) to 1, as compared to a working capital deficit of ($5,866,497) and a current ratio of (.64) to 1 for the Company at June 30, 2003.

Effective as of December 12, 2003, Atlas entered into the MLB Credit Facility, which provided for borrowing availability of up to $8.0 million (based in part upon eligible accounts receivable), of which $7.4 million was funded at closing, and Westland entered into the Spectrum Credit Facility, which provided for borrowing availability of up to $1.25 million (based upon eligible accounts receivable). Effective on March 4, 2004, Merrill Lynch Business Financial Services Inc. agreed to a modification of the terms of the MLB Credit Facility under which in which it increased the borrowing availability by $750,000 under the revolving credit facility for a 60-day period (the "overline period") and increased the interest rate by 0.5% per annum during this period. With the availability of funds under the MLB Credit Facility and the Spectrum Credit Facility, the anticipated additional funding expected to be available under the [ ], and assuming no adverse business or economic developments, management believes that it will have sufficient funds available to it to meet its working capital needs for the next 12 months.

Off Balance Sheet Arrangements

During the three and nine months ended March 31, 2004, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Reference is made to the disclosure under note 3 to the Company's consolidated financial statements for certain proposed securities transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

In May 2004, the Company signed two term sheets with an institutional investor, one for a standby equity distribution agreement proposed to be entered into (the "Equity Line"), and the second for a convertible redeemable debenture proposed to be issued by the Company to this investor (the "Debenture"). Consummation of these transactions will be subject to the investor's completion of due diligence and to the negotiation and execution of definitive documents on terms satisfactory to the investor and the Company. No assurance can be given that these transactions will be completed.

Under the term sheet for the proposed Equity Line, the investor will commit to purchase, solely at the Company's option, up to $5.0 million of the Company's common stock during the 24 months after the effective time of a registration statement therefor, at a price equal to 99% of the market price. The market price is to be the lowest daily volume weighted average price during the five trading days immediately prior to the Company's election to require the investor to purchase shares under the Equity Line. The Company is required to issue to the investor at closing restricted common shares (with piggy-back and demand registration rights) having a market price of $175,000, and upon each election made by the Company to require the investor to purchase shares, 5% of the gross proceeds received therefrom will be paid to the investor.

Under the term sheet for the proposed Debenture, the Company would issue its debenture in the principal amount of $500,000 to be funded $250,000 at closing, and the balance upon the satisfaction of specified conditions. The outstanding principal amount of the Debenture plus accrued interest thereon at 5% per annum will be convertible into the Company's common stock based upon the lowest of (i) 120% of the final closing price for the common stock on the closing date, (ii) 80% of the lowest closing price for the common stock: for the five trading days immediately prior to the conversion date or redemption date, or (iii) 100% of the average of the three lowest closing prices for the 30 days immediately prior to the conversion date. The Company has the option to redeem the Debenture at any time upon giving the specified notice, including following receipt of the investor's notice of election to convert into common stock at a conversion price equal to 120% of the outstanding principal amount of the Debenture plus accrued interest thereon. If the Company redeems the Debenture, the investor will be entitled to receive a warrant to purchase 50,000 of the Company's common shares (with piggy-back and demand registration rights) for each $100,000 invested. The Company is required to register the shares issuable upon conversion of the Debenture. The Debenture will also include provisions relating to collateral and fees and other terms to be agreed upon.

As previously disclosed by the Company, in February 2004, William Rogner replaced James Kolinski as the president of Atlas.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               10.1 Letter  Agreement  dated as of March 4,  2004  from  Merrill
                    Lynch Business Financial Services Inc. to Atlas Technologies, Inc. modifying the WCMA Loan and Security Agreement dated as of November 25, 2003. (1)

               31.1 Rule 13a-14(a)  certification of chief executive  officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Rule 13a-14(a)  certification of chief financial  officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Section 1350  certification  of chief  executive  officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Section 1350  certification  of chief  financial  officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

               --------------------------------

               (1) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRODUCTIVITY TECHNOLOGIES CORP.

Date:    May 20, 2004               By:  /s/  Samuel N. Seidman
                                    ---------------------------
                                    Samuel N. Seidman
                                    Chairman, Chief Executive Officer
                                    and President

Date:    May 20, 2004               By:  /s/  Jesse A. Levine
                                    -------------------------
                                    Jesse A. Levine
                                    Vice President, Secretary, Treasurer
                                    and Chief Financial Officer