Form 10-K
period 2004-06-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2004-10-13
CIK 911787

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
       For the fiscal year ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,100,000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 8, 2004, there were 2,747,500 shares of common stock outstanding.

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

Atlas is a leading innovator and supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and other metal stamping operations. Atlas operates two manufacturing plants in Fenton, Michigan and has sales and engineering offices in Michigan, Europe and China. In March 2004, Atlas formed a German subsidiary, Atlas Technologies, GmbH, in order to facilitate its operations in Europe.

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

In the 2002, 2003 and 2004 fiscal years, automotive industry customers for the Company accounted for approximately 84%, 89% and 83% of sales, respectively. For such fiscal years, sales by the Company to General Motors Corporation represented 5%, 8% and 21% respectively and sales to The Ford Motor Company represented 22%, 31% and 23%, respectively, of total sales. Sales are predominantly in the United States and Canada but, in recent years the Company targeted sales efforts in Mexico, Brazil, Europe and Asia. International sales for the 2002, 2003 and 2004 fiscal years represented approximately 23%, 17% and 17%, respectively, of total sales in such years.

Atlas uses three marketing channels: direct sales, with offices at its headquarters in Fenton, Michigan, Porthcawl, South Wales, U.K., and Beijing, China; commissioned sales representatives; and original equipment manufacturers
(OEMs) specializing in metal presses and related equipment. Atlas also established offices in Brazil and Germany in the fiscal year 2004. Westland's sales are primarily direct and on occasion it has utilized outside manufacturers' sales representatives.

The order backlogs were approximately $9.2 million and $8.5 million at September 30, 2003 and September 30, 2004, respectively. The Company believes substantially all of the September 30, 2004 backlog will be produced during fiscal 2005.

Products

Atlas offers production critical, higher technology products based on proven designs and engineering, which it believes offer superior technology, engineering and features compared to certain products offered by its competitors. Atlas products are modular and may be used with existing systems as well as with completely new systems. As a result of their modular design, a variety of pieces of equipment can be combined to form an appropriate solution for a customer's metal stamping needs. Virtually all of its products are manufactured on a made-to-order basis. Because of their many desirable features, Atlas products are positioned at an above-average price comparative to its competitors. The raw materials and components used by Atlas in the manufacturing process are readily available and, generally, there are numerous suppliers that are capable of providing these materials and components.

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

Westland designs, manufactures and field installs custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive and sealant, food processing, and other industrial applications. The design and manufacture of control panels for machinery occasionally occurs in the later stages of the machinery design and construction process. Machinery must first be constructed, and then wired, where the wiring is conducted through the control panel. While the wiring of machinery may occur later in the construction process, the wiring and control panels are essential to effective machinery operation, as the wiring and controls convert the machinery from stationary metal to functional machines.

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

Westland management believes Westland's competitors sell their products primarily regionally, and there are numerous competitors both regionally and nationally. Typically, custom-built control panels are commodity type products purchased by customers on the basis of quality and reliability, delivery timing, and pricing. Westland's major competitors in the Southeast Michigan region include Bentech, K-R Automation, Con-Syst-Int, JIC Electric, X-Bar Automation and Control Technique, Incorporated.

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

Trademarks and Patents

Atlas owns exclusive rights to U.S. and foreign patents previously owned by the deceased inventor, Mr. John H. Maher, having acquired assignment of these rights in April 2002 from Mr. Maher's trust in a cash transaction in April 2002. The patents are associated with the manufacture, sale, and use of Atlas FLEX 5000(R) and related transfer press automation equipment products. The relevant patents registered with the United States Patent and Trademark Office will expire on June 23, 2008. As a result of the purchase of the patent rights in April 2002, Atlas no longer pays any royalties to the former patents owner, but is now fully responsible for all associated patent defense and maintenance costs. The exclusive rights agreement covers three U.S. patents for a system for transferring work pieces through a series of workstations, a fourth US patent for a synchronized dual axis actuator, and a fifth U.S. patent for a transfer system. The system for transferring work pieces through a series of workstations is protected by foreign patents in Canada, China, France, Germany, Great Britain, Japan, Republic of Korea, Russian Federation, Spain and Sweden. This license agreement also encompasses rights to transfer system patents that are pending in several foreign countries covered under the Patent Coordination Treaty. A royalty-bearing sub-license has been granted by Atlas to the Orchid Automation Group (Canada).

Atlas has registered with the United States Patent and Trademark Office a trademark on "FLEX 5000(R)" that it uses to market its line of transfer equipment.

Atlas owns and has registered with the United States Patent and Trademark Office eight (8) patents, one for an asynchronous conveyer construction, one for a transfer arm for supporting work pieces, one for a magnetic sheet separator construction, one for a work piece transfer support apparatus, one for a magnetic sheet fanner, one for an apparatus for supporting a work piece for transfer, one for a pallet cover, and one for apparatus and methods for forming work pieces. Foreign patents for the latter are held in Australia, China, France, Germany, Italy, Great Britain, Poland, Spain and Sweden with patent applications pending in Canada, Korea, and Mexico. Atlas has applied for five United States patents for an articulating work piece transfer apparatus, a magnetic sheet fanner, a tooling gage, a finger tooling receiver for transfer press automation equipment and a pin pallet cover. Foreign patent applications have been filed for the articulating work piece transfer apparatus.

Management and Employees

The Company employs approximately 160 persons. None of these persons is a member of a union. The Company believes that its employee relations are good. The Company's facilities are located in highly industrialized areas that benefit the Company by reason of their proximity to customers and a skilled labor force.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In 2001, the Company's common stock was de-listed for trading on the NASDAQ Small Cap Market. At that time, the Company's common stock became listed for quotation on the NASD's Over the Counter Bulletin Board (OTCBB). In October 2003, due to a delay in the Company's filing its annual report on Form 10-K for the fiscal year ended June 30, 2003, the Company's quotation on the OTCBB was suspended. The Company's common stock then was traded through the Pink Sheets LLC. In August 2004, the Company's common stock was relisted for quotation on the OTCBB.

The following table sets forth the range of high and low closing bid prices for common stock as reported through both the Pink Sheets LLC and on the OTCBB.


                                                        High        Low

          Year ended June 30, 2003:
             First Quarter                              0.17       0.07
             Second Quarter                             0.11       0.05
             Third Quarter                              0.15       0.05
             Fourth Quarter                             0.34       0.05

          Year ended June 30, 2004:
             First Quarter                              0.40       0.15
             Second Quarter                             1.25       0.54
             Third Quarter                              1.15       0.70
             Fourth Quarter                             1.01       0.27


As of June 30, 2004, the Company had approximately 20 holders of record of its common stock. The Company believes that there are in excess of 140 beneficial holders of the Company's common stock.

The Company has not declared or paid any dividends on its common stock since its inception.


Recent Sales of Unregistered Securities

In June 2004, Cornell Capital Partners ("Cornell Capital") entered into a securities purchase agreement with the Company under which Cornell Capital agreed to purchase $300,000 face amount of the Company's convertible debentures. Cornell Capital purchased $200,000 face amount of convertible debentures in June 2004. Cornell Capital subsequently purchased $50,000 face amount of convertible debentures in July 2004 and $50,000 of face amount of convertible debentures in September 2004. In each case, the purchase price of the debentures was 90% of their face amount, so that Cornell Capital paid $270,000 in the aggregate for $300,000 face amount of the Company's convertible debentures.

The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.48 or (ii) 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. The debentures are secured by a second mortgage on real property owned by the Company's Atlas subsidiary. The debentures have a three-year term and accrue interest at 5% per year. Interest accrues and must be paid at or prior to maturity. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.48 or (ii) 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. No principal payments are due prior to maturity.

The Company can redeem the debentures by paying Cornell Capital Partners 120% of the face amount of the debentures to be redeemed and by issuing warrants to Cornell Capital Partners to purchase 50,000 shares of the Company's common stock for every $100,000 of debentures redeemed. Cornell Capital purchased the convertible debentures from the Company in a private placement in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933.

In connection with Cornell Capital's investment in the convertible debentures, in July 2004, the Company issued to Cornell 247,500 shares of the Company's common stock as a commitment fee, valued at $0.40 per share. The Company issued to Newbridge Security Corporation ("Newbridge") an additional 25,000 shares of its common stock as a placement agent fee. These shares were valued at $0.40 per share, or $109,000 in the aggregate. Cornell Capital and Newbridge received the shares of common stock from the Company in a private placement in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933. The Company has agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of its common stock issued or issuable (upon conversion of the convertible debentures) to Cornell Capital or Newbridge.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company's consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as of and for June 30, 2000; by Doeren Mayhew as of and for the years ended June 30, 2001 and 2002; and by Follmer Rudzewicz PLC as of and for the year ended June 30, 2003 and 2004. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and the Consolidated Financial Statements and notes thereto referenced in Item 8 of this Report included herein. See also Item 9 of this Report.

                  (Dollars in thousands, except per share data)

Consolidated Statement of Operations Data

                                                                 Year ended June 30,
                                       ------------------------------------------------------------------------
                                          2004           2003            2002           2001             2000
                                       ------------------------------------------------------------------------

Revenues earned                         $ 28,155       $ 29,051        $ 24,768       $ 27,992         $ 33,230
Cost of revenues earned                   21,537         22,197          18,261         22,155           26,235
Gross profit                               6,618          6,853           6,507          5,837            6,895
Selling, general and                       5,497          6,004           6,453          8,004            6,333
administrative
Impairment of intangible assets              --              --           2,087             --               --
Extraordinary gain on                       125              --              --             --               --
extinguishment of debt
Income (loss) from operations             1,121             849          (2,033)        (2,167)             562

Net income (loss)                           721             361          (4,128)        (3,114)            (256)

Net income per share of common
     stock:
     Basic                              $  0.29        $   0.15          ($1.67)        ($1.26)          ($0.10)
     Diluted                            $  0.26        $   0.15          ($1.67)        ($1.26)          ($0.10)
Weighted average common shares:
     Basic                                2,475           2,475           2,475          2,475            2,475
     Diluted                              2,731           2,475           2,475          2,475            2,475

Consolidated Balance Sheet Data
                                                                       June 30,
                                       ------------------------------------------------------------------------
                                          2004           2003            2002           2001             2000
                                       ------------------------------------------------------------------------

Current assets                          $10,516        $ 10,521        $ 11,639       $ 15,822         $ 22,972

Current liabilities                      12,460          16,388          18,474         17,355            8,155

Working capital                          (1,944)         (5,867)         (6,835)        (1,533)           14,817

Property, plant and equipment, net        5,569           6,159           6,711          7,231            7,708

Total assets                             20,350          20,703          24,494         31,757           39,238
Long-term debt, less current
maturities                                3,613           1,735           3,800          7,710           20,862

Total liabilities                        17,049          18,123          22,274         25,410           29,777
Stockholders' equity                      3,301           2,580           2,220          6,347            9,461



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

Recent Developments

In June 2004, Cornell Capital entered into a securities purchase agreement with the Company under which Cornell Capital agreed to purchase $300,000 face amount of the Company's convertible debentures. Cornell Capital purchased $200,000 face amount of convertible debentures in June 2004. Cornell Capital subsequently purchased $50,000 face amount of convertible debentures in July 2004 and $50,000 face amount of convertible debentures in September 2004. In each case, the purchase price of the debentures was 90% of their face amount, so that Cornell Capital paid $270,000 in the aggregate for $300,000 face amount of the Company's convertible debentures.

The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.48 or (ii) 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. The debentures are secured by a second mortgage on real property owned by the Company's Atlas subsidiary. The debentures have a three-year term and accrue interest at 5% per year. Interest accrues and must be paid at or prior to maturity. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.48 or (ii) 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. No principal payments are due prior to maturity.

The Company can redeem the debentures by paying Cornell Capital Partners 120% of the face amount of the debentures to be redeemed and by issuing warrants to Cornell Capital Partners to purchase 50,000 shares of the Company's common stock for every $100,000 of debentures redeemed.


Critical Accounting Policies and Estimates


Management's discussion in this Item 7 addresses the Company's consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. A discussion of the more significant estimates follows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the full Board of Directors.

Results of Operations

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenues earned for the year ended June 30, 2004 were $28,155,198 as compared to $29,050,542 for the year ended June 30, 2003, a decrease of 3%. Atlas's revenues were down 6% principally as a result of slower order activity. Westland's revenues increased 7% due to the addition of new customers which began ordering from Westland, or ordered in greater volume, compared to previous years.

Gross profit for the year ended June 30, 2004 was $6,617,834, representing a 3% decrease from the $6,853,324 gross profit for the year ended June 30, 2003. The decrease in gross profit was due to the Company's overall volume decrease. Gross profit as a percentage of revenues earned for the year ended June 30, 2004 as compared to prior fiscal year remained constant at 23%.

Consolidated selling, general and administrative (SG&A) expenses for fiscal 2004 were $5,497,191, down 9.0% as compared to SG&A expenses of $6,003,959 for fiscal 2003. The decrease was principally due to continued efforts by management to contain expenses.

Income from operations for the year ended June 30, 2004 amounted to $1,120,643 compared to the income from operations of $849,365 for the year ended June 30, 2003. The improvement in income from operations resulted primarily from lower SG&A expenses noted above which was offset in part by the decreased gross profit due to lower volume.

Interest expense for fiscal 2004 was $695,702, which was $55,880 greater than fiscal year 2004. The increase was due in part to Westland's higher costs for borrowing funds from its new senior lender effective as of December 2003 and a slightly higher Company debt level compared to one year ago.

The Company recognized in fiscal 2004 an increase in its long term deferred income tax asset of $175,000 as a result of profitability in fiscal 2003 and 2004. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 2004. As a result, the deferred income tax asset was increased at the end of fiscal 2004 by $175,000 to $895,000, as compared to the Company's total net operating loss carryforwards which approximated $2.39 million at June 30, 2004. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The net income for fiscal 2004 was $720,536 as compared to net income for the year ended June 30, 2003 of $360,574. Net income for the fiscal year 2004 included a $125,000 gain on extinguishment of debt.

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenues earned for the year ended June 30, 2003 were $29,050,542 as compared to $24,767,655 for the year ended June 30, 2002, an increase of 17%. Atlas's revenues were up 13% principally as a result of slightly greater order and business activity. Westland's revenues increased 39% due to the addition of new customers who began ordering from Westland, or ordered in greater volume, compared to one year earlier.

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

Income from operations for the year ended June 30, 2003 amounted to $849,365 compared to a loss from operations for the year ended June 30, 2002 of $2,033,325. The loss in fiscal 2002 was principally attributable to the write-off of $2,087,308 for impairment of intangible assets, including a patent. The improvement in income from operations for fiscal year 2003 resulted primarily from higher sales volume and lower SG&A expenses noted above and the absence of a write-off for intangible assets.

Interest expense for fiscal 2003 was $639,822 a decrease of 62% as compared to $1,668,519 for fiscal 2002. The improvement was due principally to the Company's continued focus on collections of receivables and inventory management at both Atlas and Westland, which reduced borrowing needs. Interest also declined in comparison as the 2002 figure included a one-time interest rate swap unwinding fee of $388,000. Further, Westland's interest costs were lower in fiscal 2003 due to its litigation settlement on September 3, 2002 which resulted in the extinguishment of $1.8 million of indebtedness owed to the former owner of Westland.

The net income for fiscal 2003 was $360,574 as compared to net loss for the year ended June 30, 2002 of $4,127,502. This improvement was due to the numerous factors cited above including higher sales volume, lower SG&A expense and lower interest expenses.

Liquidity and Capital Resources

General

At June 30, 2004, the Company had (1) $3.4 million outstanding under a commercial mortgage loan for Atlas as part of the MLB Credit Facility, (2) $0.4 million outstanding under an equipment term loan for Atlas as part of the MLB Credit Facility, (3) debt of $4.0 million outstanding under a revolving credit facility for Atlas as part of the MLB Credit Facility, (4) deferred executive compensation obligations of approximately $0.95 million originally scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002, (5) $0.7 million outstanding under the Spectrum Credit Facility, (6) $2.2 million outstanding under the Westland Loan, and (7) $200,000 outstanding in convertible subordinated debentures which mature in June 2007. This total of approximately $11.9 million as of June 30, 2004 compares to a total combined indebtedness of $11.1 million as of June 30, 2003.

The Company's working capital deficit at June 30, 2004 was $(1,913,000) and the current ratio was 0.85 to 1, as compared to a working capital deficit of ($5,866,497) and a current ratio of 0.64 to 1 for the Company at June 30, 2003.

Effective as of December 12, 2003, Merrill Lynch Business Financial Services Inc. ("Merrill Lynch") entered into new credit facilities with Atlas (the "MLB Credit Facility") which provides for borrowing availability of up to $8.0 million (based in part upon eligible accounts receivable), of which $7.4 million was funded at closing. Effective on March 4, 2004, Merrill Lynch agreed to a modification of the terms of the MLB Credit Facility under which in which it increased the borrowing availability by $750,000 under the revolving credit facility for a 60-day period (the "overline period") and increased the interest rate by 0.5% per annum during this period. As of April 10, 2004, the Company paid back all amounts over the original $4.0 million revolver, and the overline period expired in early May 2004. At June 30, 2004, the weighted average interest payable under the MLB Credit Facility approximated 4.75%.

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

In addition, also effective as of December 12, 2003, Spectrum Commercial Services, Inc. ("Spectrum") entered into a two-year credit facility with the Company (the "Spectrum Credit Facility") providing for borrowing availability of up to $1.25 million based upon eligible accounts receivable, bearing interest at a variable per annum rate equal to 5.25% in excess of the prime rate of Wells Fargo Bank, NA, (subject to certain minimum payments of $5,575 per month, and subject to reduction by 0.5% if specified profitability thresholds are met), maturing in December 2005 and secured by substantially all of the assets of Westland.

Bank One, N.A. agreed to subordinate its rights to Spectrum in connection with Bank One's term loan in the outstanding principal amount of approximately $2.2 million, bearing interest at 1.25% over Bank One's prime rate, which the Company incurred in February 2000 to purchase Westland (the "Westland Loan"). As a condition to agreeing to subordinate to Spectrum, Bank One required the Company to restate the obligations under a new Guarantor Payment Agreement effective as of December 12, 2003. Under these terms, Bank One will look to Westland to repay the remaining obligations owed to Bank One (which continues to be the $2.2 million principal amount that was outstanding prior to the restatement). Although the Company continues to be the primary obligor under the Westland Loan as restated, the Company is prohibited from making payments to Bank One so long as the MLB Credit Facility remains outstanding. Under the terms of the restated Westland Loan, Westland is required to pay to Bank One $10,000 per month plus interest as well as 25% of excess cash flow (as defined in the restated loan agreement) from Westland's operations. Under the restatement, without expressly waiving the previously existing covenant defaults under Westland Loan, Bank One has agreed to honor the scheduled maturity date of the Westland Loan (February 23, 2005) absent any further defaults. The Westland Loan bears interest at the per annum rate of 3.0% in excess of Bank One's prime rate. Westland has suspended payments to Bank One under the Guarantor Payment Agreement (as part of the Westland Loan) and Bank One has made no demand for payment thereunder. Bank One continues to hold a lien on substantially all of Westland's assets, subordinated to the lien of Spectrum.

In connection with these financing transactions, the Company, Atlas and Westland retired the remaining obligations to the former owner of Westland, Thomas Lee, in consideration of a payment of $525,000, resulting in a gain on the extinguishment of debt of approximately $125,000. Under agreements entered into with Bank One in January 1999, Ronald Prime, formerly an owner and executive officer of Atlas (now deceased), and Michael Austin, formerly an owner and executive officer of Atlas and currently a director of the Company, agreed to subordinate their rights to receive payments for deferred executive compensation obligations of approximately $974, 000 (which were originally scheduled to be paid during the period from July 2000 through July 2002). These executives agreed to continue to subordinate their right to payment to MLB.

With the availability of funds under the MLB Credit Facility and the Spectrum Credit Facility, and the proceeds from the sale of its convertible debentures to Cornell Capital (described in "Recent Developments" in this Item 7) and assuming no adverse business or economic developments, management believes that the Company will have sufficient funds available to it to meet its working capital needs for the next 12 months.

Off Balance Sheet Arrangements

During fiscal 2004, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.

Summary of Contractual Commitments

The following table represents contractual commitments associated with operating agreements (excluding interest on debt obligations) for the periods ending June 30th in the years indicated. With respect to the lines of credit borrowed by Atlas and Westland, at June 30, 2004, these amounted to $4.0 million in maximum revolving commitments for Atlas which will be up for renewal in December 2004 and $1.25 million in maximum revolving commitments for Westland which will be up for renewal in December 2005.

                               2005             2006          2007           2008           2009        Thereafter          Total
                           --------------    -----------    ----------    -----------    -----------   --------------    -----------
Real estate term loan            233,342        233,333       233,333        233,333        233,333        2,236,105       3,402,780
Equipment term loan              166,667        166,667        97,222             --             --               --         430,555
Revolver - Atlas               3,998,177             --            --             --             --               --       3,998,177
Revolver - Westland              695,167                                                                                     695,167
Subordinated term loan         2,212,583             --            --             --             --               --       2,212,583
Debentures                            --             --            --        180,000             --               --         180,000
                           --------------    -----------    ----------    -----------    -----------   --------------    -----------
         Total debt            7,305,936        400,000       330,555        413,333        233,333        2,236,105      10,739,262

Building lease                   214,867        214,867                                                                      429,734
                           --------------    -----------    ----------    -----------    -----------   --------------    -----------
          Total                7,520,803        614,867       330,555        413,333        233,333        2,236,105      11,168,996
                           ==============    ===========    ==========    ===========    ===========   ==============    ===========

Recently Issued Accounting Standards

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly there is no impact to the Company's results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132" ("FAS 132 (revised 2003)"). This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures and for foreign plans. The adoption of SFAS No. 132 did not have an effect on the Company's consolidated financial statements.

SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard had no effect on the Corporation's financial condition or results of operations

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46, "Consolidation of Variable Interest Entities." FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The adoption of FIN 46R did not have an effect on the Company's consolidated financial statements.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Of the Company's indebtedness of $11.7 million at June 30, 2004, almost all of the indebtedness comprises variable rate obligations. Assuming an immediate 10% increase, as of June 30, 2004, in the interest rates on all of the Company's variable rate obligations, management has calculated that the impact to the Company in annualized interest payable would approximate $120,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedules as listed on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Company's current report on Form 8-K filed March 31, 2003, Doeren Mayhew, then the Company's independent auditor ("Doeren") terminated its client-auditor relationship with the Company effective March 24, 2003. Doeren's resignation was based upon its decision to terminate its audit engagements with all public companies. Doeren's report on the Company's financial statements as of and for the year ended June 30, 2002 was qualified as to uncertainty regarding the Company's ability to continue as a going concern. The report did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to any other uncertainty or as to audit scope, or accounting principles. In connection with the audits of the Company's financial statements for fiscal year 2001 or fiscal year 2002 (the two most recent fiscal years prior to Doeren's resignation), there have been no disagreements between the Company and Doeren on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Doeren, would have caused Doeren to make reference to the matter in its report. As reported in the Company's current report on Form 8-K filed on July 23, 2003, the Company engaged Follmer Rudzewicz PLC ("Follmer") as its independent auditor.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company's management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The chief executive officer and chief financial officer have concluded that, to their knowledge on the basis of that evaluation, the Company's disclosure controls and procedures were effective as of the end of the period covered by this report except as to deficiencies described below. There has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; however, management intends to implement the changes described below.

In connection with its audit of the Company's consolidated financial statements as of and for the year ended June 30, 2004, the Company's auditor advised the Company's management and its Audit Committee that it had identified deficiencies which were designated as "reportable conditions" but which did not constitute "material weaknesses." Areas requiring improvement include (1) reconciling intercompany accounts and balances between consolidated entities, (2)
recordkeeping over property, plant and equipment, (3) recordkeeping and evaluation of deferred tax assets and liabilities and analysis of valuation allowance against net deferred tax assets, and (4) reviewing accounting activity performed on amounts appearing in the Company's consolidated financial statements. In addition, in the past the Company has not filed on a timely basis certain of its quarterly Forms 10-Q and annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates. An extension of time to file has been requested for the 10-K as of June 30, 2004, which, under Section 404 of the Sarbanes Oxley Act, constitutes a deficiency in internal controls over financial reporting. The Company has assigned a high priority to the short and long term correction of these internal control deficiencies and believes it can make significant progress toward correction of these matters in fiscal 2005.


ITEM 9B.  OTHER INFORMATION

None

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

                                                           Director
                  Director                        Age       Since    Current Position

       Class I Directors

       Jesse A. Levine                             37       1993     Director, Chief Financial Officer,
                                                                     Vice President, Secretary and
                                                                     Treasurer
       Class II Director
       Michael D. Austin                           53       1999     Director, President of the Company's
                                                                     Atlas Technologies, Inc. subsidiary
                                                                     and Vice President of Strategic
                                                                     Planning and Marketing of the Company
       Class III Directors
       Samuel N. Seidman                           70       1993     Director, Chairman of the Board,
                                                                     President and Chief Executive Officer
       Alan H. Foster                              79       1993     Director

The Company's Board of Directors is divided into three classes, each of which serves for a term of three years, with only one class of directors being elected in each year. The term of office of the Class II director will continue until the next annual meeting of the Company expected in fiscal 2005. In turn, the term of office of the Class III and Class I directors will continue until the annual meetings of the Company expected to be held in fiscal 2006 and 2007, respectively. A director will hold office until the next annual meeting of stockholders at which his class of directors is to be elected.

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


           Executive Officers                                        Current Position

Samuel N. Seidman                             Chairman of the Board, President and Chief Executive Officer

Jesse A. Levine                               Chief Financial Officer, Vice President, Secretary and
                                              Treasurer

Michael D. Austin                             Vice President of Strategic Planning and Marketing of the
                                              Company and President of Atlas Technologies, Inc.

Robert J. Cuccaro                             Vice President, Corporate Controller of the Company and
                                              President and Chief Executive Officer of Westland Control
                                              Systems, Inc.

William G. Rogner                             Chief Executive Officer of Atlas Technologies, Inc.

See "Directors" in this Item 10 above for a description of the business experience during at least the past five years of Messrs. Seidman, Levine and Austin.

Robert J. Cuccaro, 49 years of age, joined the company on May 26, 2000 as Vice President, Corporate Controller. In January 2001, Mr. Cuccaro was promoted to President and Chief Executive Officer of Westland Control Systems, Inc. From 1998 to 2000, Mr. Cuccaro held positions of General Manager and Controller for the Ring Group and Karmazin Products Corporation and was responsible for directing sales, human resources, production control, accounting and finance. From 1996 to 1998, Mr. Cuccaro held the position of Chief Financial Officer/Division Controller for Stewart Connectors Division, Inc. a subsidiary of Insilco Corporation. From 1994 to 1996, Mr. Cuccaro held various positions including Plant Controller and Corporate Controller with Clark Material Handling Corporation, a subsidiary of Terex Corporation. Previously, from 1982 to 1994, Mr. Cuccaro held various financial positions at UNISYS Corporation including Controller and Sales Director. Mr. Cuccaro has extensive international, manufacturing, financial reporting and systems experience. Mr. Cuccaro earned his B.S. degree from Rutgers University and attended graduate studies classes at Fairleigh Dickinson University in New Jersey.

William G. Rogner, 53 years of age, is Chief Executive Officer of Atlas. Mr. Rogner has approximately 18 years experience with Atlas, including having previously served as its Executive Vice President, Vice President of Engineering, Director of Contract Management and Project Manager. In these and other capacities, Mr. Rogner has at various times had direct responsibilities for sales, manufacturing, engineering, and mechanical engineering, fluid engineering, and electrical controls. As Executive Vice President, Mr. Rogner assisted in development and implementation of the Company's strategic plan, including the reduction of Atlas' financial break-even point by approximately 35 percent. He initiated a value analysis and value engineering (VA/VE) program to reduce costs at least 5 percent while maintaining or improving product functionality.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain of its officers and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the fiscal year ended June 30, 2004, each of its officers, directors and 10% stockholders complied with the Section 16(a) reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation and Arrangements

During fiscal 2004, the Company's non-employee director, Alan H. Foster, received $18,000 per annum, payable quarterly.

Executive Officer Compensation

The following table shows all compensation paid by the Company for the fiscal years ended June 30, 2002, 2003 and 2004 to (1) the person who has served as the chief executive officer of the Company at all times since the beginning of fiscal 2004 (Samuel N. Seidman), and (2) each executive officer of the Company, other than the chief executive officer, who served as an executive officer at any time during fiscal 2004 and whose income exceeded $100,000 (William G. Rogner and Robert J. Cuccaro) (collectively, the "Named Executive Officers").


                                                  Summary Compensation Table


                                            Annual Compensation          Long Term Compensation
 -------------------------------------------------------------------------------------------------------
                                                                   Restricted      Securities
 Name and                 Fiscal Year                              Stock Awards    Underlying Options
 Principal Position       Ended June 30,  Salary ($)   Bonus ($)        (#)                (#)
 -------------------------------------------------------------------------------------------------------

 Samuel N. Seidman,            2004          120,000      ---           ---                ---
 Chairman of the Board,        2003          120,000      ---           ---                ---
 President and Chief           2002          120,000      ---           ---                ---
 Executive Officer

 William G. Rogner             2004          150,000      ---           ---                ---
 Chief Executive Officer       2003          150,000      ---           ---                ---
 of Atlas                      2002          150,000      ---           ---                ---

 Robert J. Cuccaro, Vice       2004          103,000      ---           ---                ---
 President, Corporate          2003          103,000      ---           ---                ---
 Controller of the             2002          103,000      ---           ---                ---
 Company and President
 and Chief Officer of
 Westland

_______________

Option Awards and Values. No options or stock appreciation rights were awarded to any of the Named Executive Officers in fiscal 2004. The following table sets forth information concerning the aggregate number and values of options held by the Named Executive Officers as of June 30, 2004. None of the Named Executive Officers holds stock appreciation rights and none of such persons exercised any options in fiscal 2004.


                                          Aggregated Year-End Option Values at June 30, 2004

                                    Number of unexercised options       Value of unexercised in the money
                                        at fiscal year end (#)           options at fiscal year end ($)

         Name                        Exercisable     Unexercisable      Exercisable        Unexercisable

         Samuel N. Seidman             107,000            ---               ---                 ---
         Bill Rogner                   34,000             ---               ---                 ---
         Robert J. Cuccaro             19,000             ---               ---                 ---

Compensation Committee Interlocks and Insider Participation

The full Board of Directors of the Company serves as the Company's Compensation Committee. Mr. Foster as the outside director serves as the Chairman of the Audit Committee which in turn reports to the full Board of Directors of the Company. There have not been since the beginning of fiscal 2004 any interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any person who has served on the Company's Board of Directors since that time. See Item 13 for a description of certain transactions and relationships of the Company with directors of the Company since the beginning of fiscal 2004.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and accompanying footnotes set forth certain information as of October 8, 2004 with respect to the stock ownership of (1) each stockholder known by the Company to be a beneficial owner of more than 5% of the Company's common stock, (2) each director and nominee of the Company, (3) the Company's Chief Executive Officer, and (4) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Shares of common stock issuable upon exercise of options which are currently exercisable or exercisable within 60 days of the date of this report have been included in the following table. See Item 11 for additional information regarding the stock options granted to the indicated persons. The business address of the persons listed below is Productivity Technologies Corp., 3100 Copper Avenue, Fenton, Michigan 48430.


  Name of Beneficial Owner         Number of Shares        Percentage of Shares
                                  Beneficially Owned      Beneficially Owned (3)

Michael D. Austin                    312,600 (1)                11.4%
Cornell Capital Partners             247,500 (4)                 9.0%
Samuel N. Seidman                    258,250 (1)                 9.0%
Jesse A. Levine                      143,500 (1)(2)              5.0%
Alan H. Foster                        39,750 (1)                 1.4%
Estate of Ronald Prime               163,000                     5.9%
William Rogner                        59,000 (1)                 2.1%
Robert J. Cuccaro                     29,000 (1)                 1.0%

All directors and executive
officers as a  group (4)
                                     842,100 (5)                 27.9%

(1) Includes shares of common stock issuable upon immediately exercisable warrants and options at prices ranging from $0.15 to $1.37 per share, as follows: Mr. Austin - 6,500 shares, Mr. Seidman - 107,000 shares; Mr. Levine - 97,000 shares; Mr. Rogner - 34,000 shares, Mr. Cuccaro - 19,000 shares, Mr. Foster - 18,500 shares.

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

(4) In July 2004, Cornell Capital was paid a $99,000 fee, which was paid in restricted shares of the Company, in consideration for Cornell Capital entering into a Structured Equity Distribution Agreement (SEDA) with the Company. At the time of this payment, the closing price of the Company's common stock shares was $0.40. The $99,000 fee equaled 247,500 restricted shares.

(5) Includes shares of common stock issuable upon immediately exercisable warrants and options to all executive officers and directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Seidman & Co., Inc., an affiliate of the Company, makes available to the Company office space, as well as certain office services as may be required by the Company. The Company paid Seidman & Co., Inc. approximately $10,000 for such services plus reimbursements for third party administrative and secretarial services in the fiscal year ended June 30, 2004. Samuel N. Seidman, a director and the Chairman, President and Chief Executive Officer of the Company, is President of Seidman & Co., Inc., and Jesse A. Levine, a director, Chief Financial Officer, Vice President, Secretary and Treasurer of the Company, is Senior Vice President of Seidman & Co., Inc.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For each of fiscal 2003 and 2004, the Company's principal accountants billed $45,500 for professional services rendered by for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

For each of fiscal 2003 and 2004, the Company's principal accountants had no billings for assurance and related services that are reasonably related to the professional services rendered by for the audit or review of the Company's annual financial statements.

Tax Fees

For each of fiscal 2003 and 2004, the Company's principal accountants billed $14,000 for tax compliance, tax advice and tax planning services. These services consisted of preparation of federal and state tax returns.

All Other Fees

For each of fiscal 2003 and 2004, the Company's principal accountants had no billings for all other non-audit services and products provided by these accountants.

Approval of Non-Audit Services

In accordance with the requirements of the Securities and Exchange Commission and the Company's policies, the Company's Audit Committee must pre-approve all non-audit services proposed to be provided by the Company's auditor, except for non-audit services within the permitted exceptions. All such services performed in fiscal 2004 were pre-approved by the Audit Committee.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements
         1.  Financial Statements as listed on page F-1.
         2.   Financial Statement Schedules as listed on page F-1.
         3.   Exhibits as listed on the Exhibit Index.

(b)      Reports on Form 8-K.
         None during the fourth quarter of fiscal 2004.

(c)      Exhibits
         The exhibits filed herewith are listed on the Exhibit Index.

(d)      Other Financial Statement Schedules
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned herewith duly authorized.

October 8, 2004

PRODUCTIVITY TECHNOLOGIES CORP.

By: /s/  Samuel N. Seidman
   -------------------------
   Samuel N. Seidman
   Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         /s/  Samuel N. Seidman                        Chairman, Chief Executive Officer,           October 8, 2004
         Samuel N. Seidman                             President and Director (Principal
                                                       Executive Officer)

         /s/  Michael D. Austin                        Director                                     October 8, 2004
         Michael D. Austin

         /s/  Jesse A. Levine                          Vice President, Secretary, Treasurer         October 8, 2004
         Jesse A. Levine                               and Director and Chief Financial
                                                       Officer (Principal Financial Officer)

         /s/ Robert J. Cuccaro                         Vice President, Corporate Controller         October 8, 2004
         Robert J. Cuccaro                             (Principal Accounting Officer)



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

10.5 General Credit and Security Agreement dated as of December 3, 2003 between WCS Acquisition Corp. and Spectrum Commercial Services Company. (4)

10.6 Guarantor Payment Agreement dated as of December 10, 2003 between WCS Acquisition Corp. and Bank One, NA. (4)

16.1 Letter regarding change in Doeren Mayhew as certifying accountant. (5)

21.1 List of Subsidiaries. (6)

31.1 Certification  of  chief  executive   officer  under  section  302  of  the
     Sarbanes-Oxley Act of 2002. (6)

31.2 Certification  of  chief  financial   officer  under  section  302  of  the
     Sarbanes-Oxley Act of 2002. (6)

32.1 Certification  of  chief  executive   officer  under  section  906  of  the
     Sarbanes-Oxley Act of 2002. (6)

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

(4) Filed as an exhibit to Report on Form 10-K for fiscal year ended June 30, 2003 and incorporated herein by reference.

(5) Filed as an exhibit to Report on Form 8-K dated March 31, 2003 and incorporated herein by reference.

(6)  Filed herewith.

                Productivity Technologies Corp. and Subsidiaries

                                 June 30, 2004



                       Consolidated Financial Statements

                            PRODUCTIVITY TECHNOLOGIES
                             CORP. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                    CONTENTS


                                                                            Page


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

REPORT OF INDEPENDENT ACCOUNTANTS                                            F-3

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of June 30, 2004 and 2003                   F-4

  Consolidated Statements of Operations for each of the
    years in the three-year period ended June 20, 2004                       F-6

  Consolidated Statements of Shareholders' Equity for
    each of the years in the three-year period
    ended June 30, 2004                                                      F-7

  Consolidated Statements of Cash Flows for each of
    the years in the three-year period ended June 30, 2004                   F-8

  Notes to Consolidated Financial Statements                         F-9 to F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Productivity Technologies Corp. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Productivity Technologies Corp. and Subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Productivity Technologies Corp. and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ FOLLMER RUDZEWICZ PLC

FOLLMER RUDZEWICZ PLC
Southfield, Michigan
September 13, 2004

                        REPORT OF INDEPENDENT ACCOUNTANTS

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Productivity Technologies Corp. and Subsidiaries as of June 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  DOEREN MAYHEW

August 23, 2002 (Except for Note 5,
  which the date is October 11, 2002)
Troy, Michigan

                           PRODUCTIVITY TECHNOLOGIES
                             CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------

                                                          ASSETS


                                                                                                    June 30,
                                                                                      --------------------------------------
                                                                                            2004                 2003
                                                                                      -----------------    -----------------

CURRENT ASSETS:
Cash and cash equivalents                                                                   $  233,882          $ 1,163,187
Short-term investments, including accrued interest                                             450,080              540,582
Contract receivables, net of allowance for doubtful accounts
of $377,663 in 2004 and $227,663 in 2003 (note 2)                                            4,479,656            3,620,852
Costs and estimated earnings in excess of billings on
uncompleted contracts (note 3)                                                               3,759,498            3,423,457
Inventories, net of reserve of $50,000 in 2004 and $150,000 in 2003                          1,151,703            1,154,512
Prepaid expenses and other current assets                                                      268,005              328,517
Deferred income taxes (note 8)                                                                 173,000              290,000
                                                                                      -----------------    -----------------

Total current assets                                                                      $ 10,515,824         $ 10,521,107
                                                                                      -----------------    -----------------


PROPERTY AND EQUIPMENT:
Land                                                                                           591,514           $  591,514
Buildings and improvements                                                                   4,962,690            4,962,690
Machinery and equipment                                                                      4,235,503            4,215,036
Transportation equipment                                                                        21,000               21,000
                                                                                      -----------------    -----------------

                                                                                           $ 9,810,707          $ 9,790,240
Less:  Accumulated depreciation                                                              4,241,399            3,631,717
                                                                                      -----------------    -----------------

Net property and equipment                                                                 $ 5,569,308          $ 6,158,523
                                                                                      -----------------    -----------------


OTHER ASSETS:
Goodwill (note 4)                                                                            2,985,909          $ 2,985,909
Patents (note 4)                                                                               256,893              354,384
Deferred income taxes (note 8)                                                                 722,000              430,000
Other assets                                                                                   299,570              252,955
                                                                                      -----------------    -----------------

Total other assets                                                                         $ 4,264,372          $ 4,023,248
                                                                                      -----------------    -----------------

Total assets                                                                              $ 20,349,504         $ 20,702,878
                                                                                      =================    =================

                                                       LIABILITIES


                                                                                                   June 30,
                                                                                     --------------------------------------
                                                                                           2004                 2003
                                                                                     -----------------    -----------------

CURRENT LIABILITIES:

Current portion of long-term debt (note 5)                                                $ 7,305,936          $ 8,385,918
Accounts payable                                                                            3,427,383            3,784,778
Accrued expenses:
Commissions payable                                                                           251,648              310,000
Warranty reserve                                                                              225,000              250,000
Payroll and related withholdings                                                               85,665               62,464
Interest                                                                                      240,755              610,957
Other                                                                                         271,199              143,574
Billings in excess of costs and estimated earnings on
uncompleted contracts (note 3)                                                                652,849            1,864,980
                                                                                     -----------------    -----------------

Total current liabilities                                                                $ 12,460,435         $ 15,412,671
                                                                                     -----------------    -----------------

Executive deferred compensation agreements (note 11)                                       $  974,933           $  974,933
Long-term debt, less current maturities (note 5)                                            3,613,326            1,735,000
                                                                                     -----------------    -----------------

Total liabilities                                                                        $ 17,048,694         $ 18,122,604
                                                                                     -----------------    -----------------


                                                   SHAREHOLDERS' EQUITY


COMMON STOCK; $.001 par value; 20,000,000 shares
authorized; 2,475,000 shares issued and outstanding                                         $   2,475            $   2,475

ADDITIONAL PAID-IN CAPITAL                                                                  9,966,408            9,966,408

DEFICIT                                                                                    (6,668,073)          (7,388,609)
                                                                                     -----------------    -----------------

Total shareholders' equity                                                                $ 3,300,810          $ 2,580,274
                                                                                     -----------------    -----------------

Total liabilities and shareholders' equity                                               $ 20,349,504         $ 20,702,878
                                                                                     =================    =================

             The attached NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                   form an integral part of these statements.

                                                PRODUCTIVITY TECHNOLOGIES
                                                  CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Year ended June 30,
                                            ---------------------------------------------------
                                                2004               2003                2002
                                            ----------------------------------------------------

REVENUES EARNED                             $ 28,155,198       $ 29,050,542        $ 24,767,655

COST OF REVENUES EARNED                       21,537,364         22,197,218          18,260,764
                                            ------------        -----------        -------------

GROSS PROFIT                                $  6,617,834       $  6,853,324        $  6,506,891

SELLING, GENERAL AND ADMINISTRA-
TIVE EXPENSES                                  5,497,191          6,003,959           6,452,908

IMPAIRMENT OF INTANGIBLE ASSETS
(NOTE 4)                                               -                  -           2,087,308
                                            ------------        -----------        -------------
INCOME (LOSS) FROM OPERATIONS               $  1,120,643       $    849,365        $ (2,033,325)
                                            ------------        -----------        -------------
OTHER INCOME (EXPENSES):

Interest expense                                (695,702)      $   (639,822)       $ (1,668,519)
Loss on disposal of equipment                                             -              (8,629)
Interest income                                    2,699             10,019              56,912
Miscellaneous (expense) income, net               (7,104)           111,031              74,387
                                            ------------        -----------        -------------
Total other expenses                        $   (700,107)      $   (518,772)        $(1,545,849)
                                            ------------        -----------        -------------

INCOME (LOSS) BEFORE INCOME
TAXES AND EXTRAORDINARY ITEM                $    420,536       $    330,593        $ (3,579,174)


INCOME TAX (BENEFIT) EXPENSE (NOTE 8)           (175,000)           (29,981)            548,328
                                            ------------        -----------        -------------
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                          $    595,536       $    360,574        $ (4,127,502)

EXTRAORDINARY ITEM, GAIN ON
EXTINGUISHMENT OF DEBT                           125,000                  -                   -
                                            ------------        -----------        -------------

NET INCOME (LOSS)                           $    720,536       $    360,574        $ (4,127,502)
                                            ============        ===========        ============

BASIC INCOME (LOSS) PER SHARE
BEFORE EXTRAORDINARY GAIN                   $       0.24       $       0.15        $      (1.67)
EXTRAORDINARY GAIN                                  0.05                  -                   -
                                            ------------        -----------        -------------

TOTAL BASIC EARNINGS (LOSS) PER SHARE       $       0.29       $       0.15        $      (1.67)
                                            ============        ===========        ============

DILUTED INCOME (LOSS) PER SHARE
BEFORE EXTRAORDINARY GAIN                   $       0.21       $       0.15        $      (1.67)
EXTRAORDINARY GAIN                                  0.05                  -                   -
                                            ------------        -----------        -------------


TOTAL DILUTED INCOME (LOSS) PER SHARE       $       0.26       $       0.15        $      (1.67)
                                            ============        ===========        ============


             The attached NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                   form an integral part of these statements.

                                                 PRODUCTIVITY TECHNOLOGIES
                                                  CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        For the years ended June 30, 2004, 2003 and 2002

---------------------------------------------------------------------------------------------------------------------------------


                                            Common                         Additional
                                            Stock           Common           Paid-in          Accumulated
                                            Shares          Stock            Capital            Deficit              Total
                                        ---------------  -------------   ----------------  -------------------  -----------------

BALANCE - July 1, 2001                       2,475,000          2,475        $ 9,966,408          $(3,621,681)        $6,347,202

NET LOSS                                             -              -                  -           (4,127,502)        (4,127,502)
                                        ---------------  -------------   ----------------  -------------------  -----------------

BALANCE - June 30, 2002                      2,475,000          2,475        $ 9,966,408          $(7,749,183)        $2,219,700

NET INCOME                                           -              -                  -              360,574            360,574
                                        ---------------  -------------   ----------------  -------------------  -----------------

BALANCE - June 30, 2003                      2,475,000          2,475        $ 9,966,408          $(7,388,609)        $2,580,274

NET INCOME                                           -              -                  -              720,536            720,536
                                        ---------------  -------------   ----------------  -------------------  -----------------

BALANCE - June 30, 2004                      2,475,000          2,475        $ 9,966,408          $(6,668,073)        $3,300,810
                                        ===============  =============   ================  ===================  =================


             The attached NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                   form an integral part of these statements.

                                              PRODUCTIVITY TECHNOLOGIES
                                               CORP. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year ended June 30,
                                                                          --------------------------------------------
                                                                               2004            2003            2002
                                                                          -----------     -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $   720,536     $   360,574     $(4,127,502)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation                                                                  620,856         589,149         619,653
Amortization                                                                  237,841         142,444         103,119
Loss on disposal of property and equipment                                          -               -           8,629
Gain on foreign currency exchange                                             (11,127)              -               -
Gain on extinguishment of debt                                               (125,000)              -               -
Provisions for losses on contract receivables                                 150,000         (22,535)        (89,802)
Impairment of intangible assets                                                     -               -       2,087,308
Inventories net realizable value reserve                                     (100,000)         50,000         (50,000)
Deferred income taxes                                                        (175,000)         30,000         588,000
Changes in assets and liabilities:
Decrease (increase) in contract receivables                                (1,008,804)       (700,210)      2,725,468
Decrease in inventories, prepaid expenses and other current
assets, and other assets                                                      128,411          30,762         407,420
Decrease (increase) in costs estimated earnings in excess of
billings on uncompleted contracts - net                                    (1,548,172)       (536,306)      5,898,754
Decrease (increase) in accounts payable and accrued expenses                  660,123         603,975      (2,083,739)
                                                                          -----------     -----------     -----------
Total adjustments                                                         $(2,491,118)    $   187,279     $10,214,810
                                                                          -----------     -----------     -----------
Net cash (used in) provided from operating activities                     $(1,770,582)    $   547,853     $ 6,087,308
                                                                          -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                        $   (17,969)    $   (36,761)    $  (108,378)
Purchase of patent                                                                  -               -        (315,000)
Proceeds from sale of (purchases of) short-term investments - net              90,502        (390,862)         93,416
                                                                          -----------     -----------     -----------
Net cash provided from (used in) investing activities                     $    72,533     $  (427,623)    $  (329,962)
                                                                          -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolving credit agreement                                $   225,574     $(2,712,568)    $  (677,662)
Borrowings on long-term debt                                                4,047,770               -               -
Payments on long-term debt                                                 (3,350,000)     (1,216,312)       (873,899)
Debt issuance costs                                                          (154,600)              -               -
                                                                          -----------     -----------     -----------
Net cash provided from (used in) financing activities                     $   768,744     $(3,928,880)    $(1,551,561)
                                                                          -----------     -----------     -----------
NET (DECREASE) INCREASE IN CASH                                           $  (929,305)    $(3,808,650)    $ 4,205,785

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                               1,163,187       4,971,837         766,052
                                                                          -----------     -----------     -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                                   $   233,882     $ 1,163,187     $ 4,971,837
                                                                          ===========     ===========     ===========


                          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                                    $ 1,065,904     $ 1,037,915     $   960,502
                                                                          ===========     ===========     ===========
Noncash investing and financing activities:
Note payable reduced by purchase price adjustment                         $        -      $(1,940,539)    $        -
                                                                          ===========     ===========     ===========
Write-down of goodwill based on purchase price adjustment                 $        -      $ 1,940,539     $        -
                                                                          ===========     ===========     ===========


             The attached NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                   form an integral part of these statements.

                            PRODUCTIVITY TECHNOLOGIES
                             CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the years ended June 30, 2004, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 1    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          Nature of Business

          The Company is a manufacturer of automated industrial systems, machinery, equipment, custom electrical control panels and a provider of engineering services. It operates with four manufacturing plants, sales and engineering offices. Two of the manufacturing plants are located in Fenton, Michigan, the third plant is located in Westland, Michigan and a fourth office located in Germany.

          Sales of products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include manufacturers of garden and lawn equipment, office furniture, heating, ventilation and air conditioning equipment and aircraft. Sales to automotive-related customers have accounted for the majority of total annual sales. Sales are predominantly in the United States but, in recent years, the Company has targeted sales efforts in Canada, Mexico, Europe and Asia. Export sales during the years ended June 30, 2004, 2003 and 2002, amounted to approximately 21%, 17% and 23% of annual sales, respectfully.

          In March 2004, the Company began operations in Germany. The Company formed Atlas Technologies, GmbH, which is owned 100% by Atlas
          Technologies (wholly owned subsidiary) and is included in these consolidated financial statements.

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

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of PTC and its wholly owned subsidiaries, Atlas Technologies, Inc. ("Atlas") and its wholly owned subsidiary Atlas Technologies, Gmbh (ATG) and Westland Control Systems, Inc. ("Westland") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated upon consolidation.

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

          Two customers accounted for 44%, 39% and 38% of total revenue for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

          The following individual customers accounted for 10% or more of total accounts receivable for the fiscal years ended:


                                                   June 30,
                                    ----------------------------------------
                                          2004                  2003
                                    ------------------    ------------------

                Ford Motor Company         23%                   19%
                GKN Aerospace               9%                   15%
                General Motors             21%                    4%
                Veltri Modular              1%                   18%



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

          Revenue and Cost Recognition

          Atlas Technologies, Inc. and Atlas Technologies GmbH - Revenues earned consist primarily of contract revenues from fixed price contracts, and the related contract costs, are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. The Company estimates the status of individual contracts when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy.

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

          Stock Based Compensation

          The Company has adopted SFAS No. 148 and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock, if dilutive. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for fiscal 2004, 2003 and 2002 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                 June 30,
                                               ---------------------------------------------
                                                  2004            2003            2002
                                               ------------   -------------   --------------

Net income (loss) as reported                        $ 721           $ 361         $ (4,128)

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects                      23               -                -
                                               ------------   -------------   --------------

Pro forma net earnings                               $ 698           $ 361         $ (4,128)
                                               ------------   -------------   --------------
Earnings (loss) per share:
As reported - Basic                                 $ 0.29          $ 0.15          $ (1.67)
                                               ------------   -------------   --------------
As reported - Diluted                               $ 0.26          $ 0.15          $ (1.67)
                                               ------------   -------------   --------------
Pro forma - Basic                                   $ 0.28          $ 0.15          $ (1.67)
                                               ------------   -------------   --------------
Pro forma - Diluted                                 $ 0.26          $ 0.15          $ (1.67)
                                               ------------   -------------   --------------

          The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2004: dividend yield of 0%; expected volatility of 217.85%; risk free interest rate of 1.75%; and expected life of 5 years. The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts, because additional stock option awards could be made in future years.

          Income (Loss) Per Share

          Income (Loss) per share reflected in the consolidated statement of operations is presented in accordance with SFAS No. 128, "Earnings per Share". The following presents the income (loss) per share calculations:

                                                                June 30,
                                            ------------------------------------------------
                                              2004                2003               2002
                                            ---------           ---------        -----------
Numerator for basic and diluted
  earnings per share:
Net income (loss)                           $ 720,536           $ 360,574        $(4,127,502)

Denominator for basic and diluted
  earnings per share:
   Weighted average shares                  2,475,000           2,475,000          2,475,000
    outstanding, basic
   Weighted average shares
    outstanding, diluted                    2,731,000           2,475,000          2,475,000


          Options to purchase shares of common stock were outstanding at June 30, 2003 and 2002 but were not included in the computation of diluted earnings per share because the shares would be antidilutive.

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

          Recent Accounting Pronouncements

          In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition". SAB No. 104 revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

          On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 ("FAS 132 (revised 2003)")". This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit  pension  plans  and  postretirement  benefit  plans.  The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures and for foreign plans. The adoption of SFAS No. 132 did not have an effect on our consolidated financial statements.

          SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard had no effect on the Corporation's financial condition or results of operations

          In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46, "Consolidation of Variable Interest Entities". FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The adoption of FIN 46R did not have an effect on our consolidated financial statements.


NOTE 2 CONTRACT RECEIVABLES

     The contract receivables consist of the following:

                                                  June 30,
                                        ---------------------------
                                            2004           2004
                                        -----------     -----------

Billed
  Completed contracts                   $ 1,784,168     $ 1,514,981
  Uncompleted contracts                   3,073,151       2,333,534
                                        -----------     -----------
        Total contract receivables      $ 4,857,319     $ 3,848,515

Less:  Allowance for doubtful accounts      377,663         227,663
                                        -----------     -----------
        Total                           $ 4,479,656     $ 3,620,852
                                        ===========     ===========


NOTE 3 COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS


                                                                                 June 30,
                                                                 -----------------------------------------
                                                                        2004                  2003
                                                                 -------------------   -------------------

Costs incurred on uncompleted contracts                                $ 25,558,246          $ 28,839,346

Estimated earnings on uncompleted contracts                              11,273,444            12,501,450
                                                                 -------------------   -------------------

Total costs and estimated earnings incurred
on uncompleted contracts                                               $ 36,831,690          $ 41,340,796

Less: Billings to date                                                   33,725,041            39,782,319
                                                                 -------------------   -------------------

Total                                                                   $ 3,106,649           $ 1,558,477
                                                                 ===================   ===================

Included in the accompanying consolidated balance sheet under the following captions:


Costs and estimated earnings in excess of
billings on uncompleted contracts                                       $ 3,759,498           $ 3,423,457

Billings in excess of costs and estimated
earnings on uncompleted contracts                                          (652,849)           (1,864,980)
                                                                 -------------------   -------------------

Total                                                                   $ 3,106,649           $ 1,558,477
                                                                 ===================   ===================


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

     Management has assessed the remaining carrying amount of previously recorded goodwill of $2,985,909 and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, goodwill impairment was not recorded for the year ended June 30, 2004.

     The changes in the carrying amount of goodwill for fiscal 2004 and fiscal 2003 are as follows:


                                                Westland               Atlas                 Total
                                           -------------------   -------------------   -------------------

Balance as of June 30, 2002                        $2,678,250            $2,248,198            $4,926,448
Purchase price adjustment                          (1,940,539)                                 (1,940,539)
                                           -------------------   -------------------   -------------------

Balance as of June 30, 2003                         $ 737,711            $2,248,198            $2,985,909
                                           ===================   ===================   ===================

Balance as of June 30, 2004                         $ 737,711            $2,248,198            $2,985,909
                                           ===================   ===================   ===================

     Patents and Other Intangible Assets

     Intangible assets excluding goodwill consist of the following:

                                         June 30, 2004                                 June 30, 2003
                      --------------------------------------------- ---------------------------------------------
                           Gross                          Net            Gross                           Net
                          Carrying       Accumulated      Book          Carrying        Accumulated     Book
                           Amount       Amortization     Value           Amount        Amortization     Value
                      ----------------- --------------------------- -----------------  --------------------------

Patent - Atlas              $  315,000     $ 118,125     $ 196,875        $  315,000      $ 65,625     $ 249,375
Patent - Westland              258,132       198,114        60,018           258,132       153,123       105,009
                      ----------------- ------------- ------------- -----------------  ------------  ------------

Total patents               $  573,132     $ 316,239     $ 256,893        $  573,132     $ 218,748     $ 354,384
                      ----------------- ------------- ------------- -----------------  ------------  ------------

Non-compete
agreements                  $  348,750     $ 266,052      $ 82,698        $  348,750     $ 230,292     $ 118,458
IRB closing fees               138,785       138,785             -           138,785        62,194        76,591
ML Closing fees                154,603        24,550       130,053                 -             -             -
                      ----------------- ------------- ------------- -----------------  ------------  ------------

Total other                 $  642,138     $ 429,387     $ 212,751        $  487,535     $ 292,486     $ 195,049
                      ----------------- ------------- ------------- -----------------  ------------  ------------

Total                      $ 1,215,270     $ 745,626     $ 469,644       $ 1,060,667     $ 511,234     $ 549,433
                      ================= ============= ============= =================  ============  ============


     On an annual basis the Company evaluates its patents and other intangible assets for impairment. At June 30, 2002, the Company determined that the Westland patent carrying amount is not recoverable and its carrying amount exceeds its fair value. The impairment loss is a result of a lack of sales opportunities afforded by the patent and a lack of corresponding cash flows generated by the patent. As a result, an impairment loss of $491,868 has been recognized in the statement of operations in the caption "Impairment of Intangible Assets" for the year ended June 30, 2002. No impairment charge was recognized for the year ended June 30, 2004 and 2003.

     All of the Company's patents and other intangible assets are subject to amortization. Amortization expense totaled $237,841, $142,444 and $103,119, respectively for the years ended June 30, 2004, 2003 and 2002. Estimated aggregate amortization expense for each of the next five years is approximated as follows:

              Fiscal year                           Amount
-----------------------------------------    ---------------------

                  2005                                $   198,000
                  2006                                    178,000
                  2007                                     53,000
                  2008                                     41,000
                  2009                                          -
               Thereafter                                       -
                                             ---------------------

                                                      $   470,000
                                             =====================

NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT



                                                                                              2004               2003
                                                                                        -------------         ------------

Revolving line of credit with financial institution, Merrill
Lynch  Business  Financial  Services,   Inc.  ("MLB"),  with
interest  payable  monthly at the 2.85% above  30-day  LIBOR
(1.32% at June 30, 2004),  due December 2004.  This debt has maximum  borrowings  up to  $4,000,000  and  is  secured  by
substantially all assets of Atlas                                                         $ 3,998,177         $          -

Note payable,  MLB, due in monthly  installments  of $19,444 through  December  2010,  plus  interest  at 3.15% above the
30-day  LIBOR.  The note is  secured  by  substantially  all
assets of Atlas.                                                                            3,402,780                    -

Note payable,  MLB, due in monthly  installments  of $13,889 through  December  2006,  plus  interest  at 3.15% above the
30-day  LIBOR.  The note is  secured  by  substantially  all
assets of Atlas.                                                                              430,555                    -

Credit facility with financial institution (Spectrum),  with interest  due monthly at the bank's prime rate (4.0% at June
30, 2004) plus 5.2%, due December 2005. The facility  allows maximum  borrowings  up to  $1,250,000,  based  on  eligible accounts  receivable and is  collateralized by substantially
all assets of Westland.                                                                       695,167                    -

Note  payable  to a  financial  institution,  due in monthly installments  of principal  plus interest at the banks prime rate plus 3.0%, due February  2005.  This debt is secured by substantially  all assets of Westland.  The entire amount of
this debt has been classified as a current liability.                                       2,212,583            2,178,148

Convertible  debentures,  net  of  a  discount  of  $20,000,
payable  to  a  financial   institution   (Cornell   Capital
Partners),  with  interest  accruing at 5% and payable  upon maturity.  The debt  mature  June 2007 and is secured by all
real property of the Company.                                                                 180,000                    -

Commercial mortgage loan payable to a financial  institution
(Bank  One),  with  monthly  installments  of  $25,000  plus interest at the banks prime rate plus 1.25%,  originally due
December 2012, repaid during fiscal 2004.                                                           -            2,700,000

Bank one revolving line of credit repaid during fiscal 2004                                         -            4,467,770

Note  payable to former  owner of  Westland  with a original maturity  of  January  2006.  This note was repaid in fiscal
2004, net of $125,000 gain on extinguishment.                                                       -              775,000
                                                                                        -------------         ------------

                                                                                        $  10,919,262         $ 10,120,918

 Less - current maturities                                                                  7,305,936            8,385,918
                                                                                        -------------         ------------

                                                                                        $   3,613,326         $  1,735,000
                                                                                       ==============         ============



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

     In June 2004, Cornell Capital ("Cornell Capital") entered into a securities purchase agreement with the Company under which Cornell Capital agreed to purchase $300,000 face amount of the Company's convertible debentures. Cornell Capital purchased $200,000 face amount of convertible debentures in June 2004. Cornell Capital subsequently purchased $50,000 face amount of convertible debentures in July 2004 and $50,000 of face amount of convertible debentures in September 2004. In each case, the purchase price of the debentures was 90% of their face amount, so that Cornell Capital paid $270,000 in the aggregate for $300,000 face amount of the Company's convertible debentures.

     The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.48 or (ii) 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. The debentures are secured by a second mortgage on real property owned by the Company's Atlas subsidiary. The debentures have a three-year term and accrue interest at 5% per year. Interest accrues and must be paid at or prior to maturity. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.48 or (ii) 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. No principal payments are due prior to maturity.

     The Company can redeem the debentures by paying Cornell Capital Partners 120% of the face amount of the debentures to be redeemed and by issuing warrants to Cornell Capital Partners to purchase 50,000 shares of the Company's common stock for every $100,000 of debentures redeemed.

     The Company accounted for the conversion features of the convertible debentures in accordance with Emerging Issues Task Force (EITF) No. 00-27, "Application of Issue 98-5 to Certain Convertible Instruments". As of June 30, 2004 there is no beneficial conversion option as the conversion price is equal to or less than the fair value of the common stock. Therefore, no intrinsic value has been assigned to the conversion option.

     The aggregate maturities of long-term debt are as follows:

              Fiscal year                           Amount
-----------------------------------------    ---------------------

                  2005                               $  7,305,936
                  2006                                    400,000
                  2007                                    330,555
                  2008                                    413,333
                  2009                                    233,333
               Thereafter                               2,236,105
                                             ---------------------

                                                     $ 10,919,262
                                             =====================

NOTE 6 SHAREHOLDERS' EQUITY

     On July 5, 1994, PTC (under its prior name Production Systems Acquisition Corp.) consummated its Offering of 1,700,000 units (425,000 shares had been previously issued for $25,000). Each unit consisted of one share of the Company's common stock, $0.001 par value, and two warrants. (These warrants and other identical warrants issued to investors expired unexercised in fiscal 2002.)

     The Company is authorized to issue 1,000,000 shares of preferred stock ($.001 par value) with such designations, voting and other rights and preferences as may be determined from time-to-time by the Board of Directors. As of June 30, 2004, no preferred stock has been issued by the Company.

     In 2001, the Company's common stock was de-listed for trading on the NASDAQ Small Cap Market. At that time, the Company's common stock became listed for quotation on the NASD's Over the Counter Bulletin Board (OTCBB). In October 2003, due to a delay in the Company's filing its annual report on Form 10-K for the fiscal year ended June 30, 2003, the Company's quotation on the OTCBB was suspended. The Company's common stock then was traded through the Pink Sheets LLC. In August 2004, the Company's common stock was relisted for quotation on the OTCBB.


NOTE 7 EMPLOYEE BENEFIT AND OPTION PLANS

     The Company has a 401(k) plan covering substantially all employees. The Plan allows for eligible employees to defer a portion of their salary. In addition, discretionary contributions may be made by the Company. The Company made no contributions for the years ended June 30, 2004, 2003 and 2002.

     PTC adopted a Performance Equity Plan in 1996 to enable the Company to offer to selected personnel an opportunity to acquire an equity interest in the Company through the award of incentives such as stock options, stock appreciation rights and/or other stock-based awards. The total number of shares of common stock reserved and available for distribution under the Plan is 530,000 shares. The Company has adopted SFAS No. 148 and the disclosure-only provisions of SFAS No, 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Plan in 2004, 2003 and 2002.

     A summary of the status of the Company's stock options for the years ended June 30, 2004, 2003 and 2002 are as follows:


                                                                                         Weighted
                                                                      Weighted            Average
                                                                      Average            Exercise
                                                                       Shares              Price
                                                                   ---------------    ----------------

Outstanding and exercisable at June 30, 2002                              289,167              $ 3.00
Granted                                                                         -                   -
Expired                                                                         -                   -
Exercised                                                                       -                   -
                                                                   ---------------    ----------------

Outstanding and exercisable at June 30, 2003                              289,167              $ 3.00
Granted                                                                   256,000                0.15
Expired                                                                    86,167                5.00
Exercised                                                                       -                   -
                                                                   ---------------    ----------------

Outstanding and exercisable at June 30, 2004                              459,000              $ 0.76
                                                                   ===============    ================


     The following summarizes information regarding stock options outstanding and exercisable at June 30, 2004, 2003 and 2002:


                                                             Weighted Average
                                                    ------------------------------------
                                 Options               Remaining
       Range of              Outstanding and          Contractual         Exercisable
   Exercise Prices             Exercisable               Life                Price
-----------------------   -----------------------   ----------------    ----------------

    $0.15 - $1.88                459,000                 2.56                  $   0.76



NOTE 8 INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                                  June 30,
                                                                 -------------------------------------------
                                                                          2004                    2003
                                                                 --------------------    -------------------

Current
Warranty accrual                                                          $   77,000             $   85,000
Inventory net realizable value reserve                                        17,000                 51,000
Other                                                                         79,000                154,000
                                                                 --------------------    -------------------

Net current deferred tax asset                                            $  173,000             $  290,000
                                                                 ====================    ===================

Non-Current
Depreciation and basis of assets                                         $  (967,000)           $  (796,000)
Impairment of intangible assets                                              542,500                542,500
Research credit carryforward                                               1,165,000              1,165,000
Net operating loss carryforwards                                           1,999,000              2,024,400
Executive deferred compensation agreement                                    331,500                331,500
Other                                                                         38,500                 38,700
Valuation allowance                                                       (2,387,500)            (2,876,100)
                                                                 --------------------    -------------------

Net non-current deferred tax asset                                        $  722,000             $  430,000
                                                                 ====================    ===================


     At June 30, 2004, the Company had aggregated net operating losses of approximately $5,879,700 for income tax purposes, which begin to expire in 2020. In addition, the Company had tax research credit carry forwards of approximately $1,165,000 which will begin to expire in 2012.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred taxes, projected future taxable income, and tax planning strategies in making this assessment.

     Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 2004. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The significant components of income tax expense (benefit) is as follows:

                                                                           June 30,
                                                      ------------------------------------------------
                                                        2004                2003               2002
                                                      ----------         ---------           ---------
Federal
Current                                               $ 117,000           $  8,000           $ (39,672)
Deferred                                               (292,000)           (37,981)            588,000
                                                      ----------         ---------           ---------
Total income taxes (benefit)                          $(175,000)          $(29,981)          $ 548,328
                                                      ==========          =========          ==========


     The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense benefit is as follows:

                                                                                      June 30,
                                                                --------------------------------------------------
                                                                    2004                2003              2002
                                                                -----------          ----------       ------------
Tax expense (benefit) at statutory rate                         $  185,482           $ 112,402        $(1,217,000)
Valuation allowance, tax research credit
valuation and other non-deductible items                          (385,085)           (146,206)         1,781,000
Other - net                                                         24,603               3,823            (15,672)
                                                                -----------          ----------       ------------
Total income tax (benefit) expense                              $ (175,000)          $ (29,981)       $   548,328
                                                                ===========          ==========       ============




NOTE 9 OPERATING LEASE COMMITMENT

     The Company is obligated for a building lease expiring June 2006 for its Westland Subsidiary. Rent expense for the years ended June 30, 2004, 2003 and 2002, totaled $223,768, $214,867 and $275,486, respectively. Minimum rental payments under this non-cancelable lease at June 30, 2004, are as follows:

         Fiscal year                    Amount
------------------------------    -------------------
            2005                          $  214,867
            2006                             214,867

NOTE 10 EXPORT SALES

     A breakdown of export sales, based on shipment destination, is as follows:

                                                                 June 30,
                                         --------------------------------------------------------
                                             2004                  2003                  2002
                                         ------------          ------------          ------------
United States                            $ 22,192,991          $ 24,202,585          $ 19,053,264
France                                        227,958               535,831             1,217,595
Brazil                                        424,666               206,074             1,569,391
China                                       3,951,055             1,455,650             1,464,331
Mexico                                         57,185                45,977               769,624
England                                       238,827                49,689               443,691
Germany                                       119,452                25,051               136,726
Canada                                        943,064             2,529,235               109,586
Other foreign countries                             -                   450                 3,447
                                         ------------          ------------          ------------
Total                                    $ 28,155,198          $ 29,050,542          $ 24,767,655
                                         ============          ============          =============

NOTE 11 DEFERRED COMPENSATION

     As part of the purchase of Atlas, the Company entered into deferred compensation agreements with Ronald Prime and Mike Austin, former owners and executives of Atlas. This deferred compensation was originally scheduled to be paid over a period from July 2000 through July 2002. The former owners agreed to defer receipt of their respective compensation under a subordinate agreement as part of debt financing arrangements entered into by the Company and MLB. Included in the accompanying consolidated financial statements for the years ended June 30, 2004 and 2003 related to these amended agreements are the following:

                                                    June 30,
                                     ----------------------------------------
                                           2004                  2003
                                     ------------------    ------------------

Payable under executive deferred
compensation agreements                     $  974,933            $  974,933
                                     ==================    ==================


NOTE 12 LEGAL PLEADINGS

     The Company is a party to routine litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company.

NOTE 13 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following tables present Productivity Technologies Corp. and Subsidiaries condensed operating results for each of the eight fiscal quarters for the period ended June 30, 2004. The information for each of these quarters is unaudited. In the opinion of management, all necessary adjustments, which consists only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with Productivity Technologies Corp. and Subsidiaries consolidated financial statements and the notes thereto, the Independent Auditors Report and Management's Discussions and Analysis of Financial Condition and Results of Operations.

                                                    Three months ended (In thousands)
                       -------------------------------------------------------------------------------------------

                         June 30,     March 31,  Dec. 31,    Sept. 30,  June 30,   March 31,  Dec. 31,    Sept. 30,
                          2004          2004       2003        2003       2003       2003       2003        2003
                       -------------------------------------------------------------------------------------------

Revenues                 $ 7,113      $ 5,639     $7,839      $7,564     $8,034     $ 6,663    $ 7,617     $6,737
Cost of revenues           4,815        4,281      6,491       5,950      6,179       4,955      5,900      5,163
Net income (loss)            500          (16)        23         214        194         107        153        (93)
Net income (loss)
per share:
Basic                       0.20        (0.01)      0.01        0.09       0.09        0.04       0.06      (0.04)
Diluted                     0.17        (0.01)      0.01        0.09       0.09        0.04       0.06      (0.04)
Shares used in
computing per
share amounts:
Basic                      2,475        2,475      2,475       2,475      2,475       2,475      2,475      2,475
Diluted                    2,731        2,475      2,475       2,475      2,475       2,475      2,475      2,475

NOTE 14 SUBSEQUENT EVENT

     In June 2004, Cornell Capital entered into a securities purchase agreement with the Company under which Cornell Capital agreed to purchase $300,000 face amount of the Company's convertible debentures. Cornell Capital purchased $200,000 face amount of convertible debentures in June 2004. Cornell Capital subsequently purchased $50,000 face amount of convertible debentures in July 2004 and $50,000 of face amount of convertible debentures in September 2004. In each case, the purchase price of the debentures was 90% of their face amount, so that Cornell Capital paid $270,000 in the aggregate for $300,000 face amount of the Company's convertible debentures.

     The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.48 or (ii) 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. The debentures are secured by a second mortgage on real property owned by the Company's Atlas subsidiary. The debentures have a three-year term and accrue interest at 5% per year. Interest accrues and must be paid at or prior to maturity. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.48 or (ii) 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. No principal payments are due prior to maturity.

     The Company can redeem the debentures by paying Cornell Capital Partners 120% of the face amount of the debentures to be redeemed and by issuing warrants to Cornell Capital Partners to purchase 50,000 shares of the Company's common stock for every $100,000 of debentures redeemed.

     In connection with Cornell Capital's investment in the convertible debentures, in July 2004, the Company issued to Cornell 247,500 shares of the Company's common stock as a commitment fee, valued at $0.40 per share. The Company issued to Newbridge Security Corporation an additional 25,000 shares of its common stock as a placement agent fee. These shares were valued at $0.40 per share, or $109,000 in the aggregate.