Form 10-Q
period 2004-09-30
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2004-11-22
CIK 911787

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended: September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________  to  ______________________


                         Commission file number 0-24242

                         PRODUCTIVITY TECHNOLOGIES CORP.
             (Exact name of registrant as specified in its charter)

             Delaware                                   13-3764753
---------------------------------------    ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)
                   3100 Copper Avenue, Fenton, Michigan 48430
                    (Address of Principal Offices)(Zip Code)

Registrant's Telephone Number, Including Area Code          (810) 714-0200
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

                Yes   X          No
                   ------          -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                Yes              No   X
                   ------          -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                Yes              No
                   ------          -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 16, 2004: 2,747,500 shares of common stock.

                         Productivity Technologies Corp.

                                      INDEX

                                                                           Page
                                                                          Number

PART I  FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

        Consolidated Balance Sheets at September 30, 2004 (unaudited)
                and June 30, 2004..............................................3

        Consolidated Statements of Operations for the three months ended
                September 30, 2004 and 2003 (unaudited)........................5

        Consolidated Statement of Shareholders' Equity for the three months ended September 30, 2004 (unaudited)...........................6

        Consolidated Statements of Cash Flows for the three months ended
                September 30, 2004 and 2003 (unaudited)........................7

        Notes to Unaudited Consolidated Financial Statements...................8

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................10

Item 3. Quantitative and Qualitative Disclosure about Market Risk.............12

Item 4. Controls and Procedures...............................................12

PART II OTHER INFORMATION.....................................................12

Item 1. Legal Proceedings ....................................................12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........12

Item 3. Defaults upon Senior Securities (not applicable)......................13

Item 4. Submission of Matters to a Vote of Security Holders (not applicable)..13

Item 5. Other Information  (not applicable)...................................13

Item 6. Exhibits  ............................................................13

SIGNATURES....................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            September 30, 2004    June 30, 2004
                                                                                (Unaudited)

Assets

Current Assets
     Cash                                                                        $ 1,103,224      $   233,882
     Short-term investments, including accrued interest                              253,997          450,080
     Contract receivables, net of allowance for doubtful accounts of
          $377,663 and $377,663                                                    4,402,166        4,479,656
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                    2,078,680        3,759,498
     Inventories                                                                   1,141,236        1,151,703
     Prepaid expenses and other                                                      293,620          268,005
     Deferred income taxes                                                           173,000          173,000
                                                                                 -----------      -----------
Total current assets                                                               9,445,923       10,515,824
                                                                                 -----------      -----------

Property and equipment
     Land                                                                         $  591,514      $   591,514
     Buildings and improvements                                                    4,962,778        4,962,690
     Machinery and equipment                                                       4,235,886        4,235,503
     Transportation equipment                                                         34,079           21,000
                                                                                 -----------      -----------

                                                                                   9,824,257        9,810,707

          Less accumulated depreciation                                            4,394,818        4,241,399
                                                                                 -----------      -----------
Net property and equipment                                                         5,429,439        5,569,308
                                                                                 -----------      -----------


Other assets
     Goodwill                                                                      2,985,909        2,985,909
     Patent, net                                                                     232,520          256,893
     Deferred income taxes                                                           722,000          722,000
     Other assets                                                                    405,227          299,570
                                                                                 -----------      -----------
Total other assets                                                                 4,345,656        4,264,372
                                                                                 -----------      -----------
                                                                                 $19,221,018      $20,349,504
                                                                                 ===========      ===========


     See accompanying notes to unaudited consolidated financial statements.


                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30, 2004   June 30, 2004
                                                                                (Unaudited)
Liabilities and shareholders' equity

Current liabilities
     Current portion of long-term debt                                           $ 7,458,814      $ 7,305,936
     Accounts payable                                                              2,478,035        3,427,383
     Accrued expenses
          Commissions payable                                                        290,729          251,648
          Payroll and related withholdings                                                 -           85,665
          Warranty Reserve                                                           150,000          225,000
           Interest                                                                  252,224          240,755
          Other                                                                      186,185          271,199
Billings in excess of costs and estimated
     earnings on uncompleted contracts                                               840,650          652,849

Total current liabilities                                                        $11,656,637      $12,460,435

Executive deferred compensation agreements, less current maturities                  974,933          974,933
Long-term debt, less current maturities                                            3,558,325        3,613,326
                                                                                 -----------      -----------
Total liabilities                                                                 16,189,895       17,048,694
                                                                                 -----------      -----------
Shareholders' equity
     Common stock,  $.001 par value,  20,000,000 shares  authorized;
       2,747,500  shares and  2,475,000  issued and  outstanding  at
       September 30, 2004 and June 30, 2004, respectively                              2,748            2,475
     Additional paid-in capital                                                   10,075,135        9,966,408
     Accumulated deficit                                                         (7,046,760)      (6,668,073)
                                                                                 -----------      -----------
Total shareholders' equity                                                         3,031,123        3,300,810
                                                                                 ===========      ===========
Total liabilities and shareholders' equity                                       $19,221,018      $20,349,504
                                                                                 ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                      Three Months Ended
                                                                               September 30,        September 30,
                                                                                   2004                 2003
                                                                               -------------        -------------

Revenues Earned                                                                 $5,335,878            $7,564,463
Cost of Revenues Earned                                                          4,413,460             5,950,403
                                                                                ----------            ----------
Gross profit                                                                       922,418             1,614,060
Selling, general and administrative expenses                                     1,152,981             1,220,619
                                                                                ----------            ----------
Income (loss) from operations                                                     (230,563)              393,441
                                                                                ----------            ----------

Other income (expense)
     Interest income                                                                   263                   239
     Interest expense                                                             (170,146)             (171,749)
     Miscellaneous                                                                  21,759                (4,294)
                                                                                ----------            ----------
Total other expenses                                                              (148,124)             (175,804)
                                                                                ----------            ----------
Income (loss) before income taxes                                                 (378,687)              217,637
Income tax expense                                                                       -                 4,050

Net income (loss)                                                                ($378,687)             $213,587
                                                                                ===========           ==========
Basic Earnings per share                                                            ($0.14)                $0.09
                                                                                ===========           ==========
Diluted Earnings per share                                                          ($0.14)                $0.08
                                                                                ===========           ==========
Weighted average number of
     Common shares outstanding  (basic)                                          2,747,500             2,475,000

Weighted average number of                                                       2,747,500             2,629,000
      Common share outstanding (diluted)


     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)



                                                                Additional                                Total
                                      Common Stock                Paid-In          Accumulated        Shareholders'
                                      ------------                Capital            Deficit             Equity
                                Shares          Amount

Balance June 30, 2004        2,475,000       $  2,475        $ 9,966,408         $ (6,668,073)       $ 3,300,810

Net loss                            --             --                 --             (378,687)          (378,687)

Issuance of common stock       272,500            273            108,727                   --            109,000

Balance September 30, 2004   2,747,500       $  2,748       $ 10,075,135           (7,046,760)       $ 3,031,123
                             =========       ========       ============         =============       ===========





     See accompanying notes to unaudited consolidated financial statements.


                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                      Three Months Ended
                                                                               September 30,         September 30,
                                                                                   2004                  2003
                                                                               -------------         -------------

Cash flows from operating activities
     Net income/(loss)                                                           ($378,687)           $  213,587
     Adjustments  to  reconcile  net   income/(loss)   to  net  cash
        provided by/(used in) operating activities:
            Depreciation                                                           153,419               152,421
            Amortization                                                            43,835                24,373
     Deferred income tax                                                                                       -
     Changes in operating assets and liabilities:
          Contract receivables                                                      77,490             1,557,538
          Inventories, prepaid expenses and other                                  (31,267)           (2,222,825)
          Costs and estimated earnings in excess of billings on
         uncompleted contracts, net effect                                       1,868,619            (1,510,090)
          Accounts payable, accrued expenses and other                          (1,144,477)              993,181
                                                                                ----------            ----------
Net cash provided /(used) in operating activities                                  588,932              (791,815)
                                                                                ----------            ----------
Cash flows from investing activities
     Proceeds from sale of short-term investments - net                            196,083               280,903
     Expenditures for property and equipment                                       (13,550)              (20,659)
                                                                                ----------            ----------
Net cash provided by investing activities                                          182,533               260,244
                                                                                ----------            ----------
Cash flows from financing activities
     Net borrowings/(payments) under revolving credit agreement                    152,879              (181,161)
     Payments on long term debt                                                   (100,002)              (68,148)
    Proceeds from long-term debt arrangement                                        45,000                    --

Net cash provided by/(used) in financing activities                                 97,877              (254,309)
                                                                                ----------            ----------
Net increase/(decrease) in cash                                                    869,342              (785,880)

Cash at the beginning of the period                                                233,882             1,163,187
                                                                                ----------            ----------
Cash at the end of the period                                                   $1,103,224            $  377,307
                                                                                ==========            ==========
Supplemental Cash Flow Information
     Cash paid during the period for interest                                   $  158,677            $  169,629

Schedule of Non-Cash Financing Activities
     Securities issued for commitment fees                                      $  109,000            $       --
                                                                                ----------            ----------


     See accompanying notes to unaudited consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited consolidated financial statements of Productivity Technologies Corp. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, shareholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 2004. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 2004 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Nature of Business

The Company operates in a single segment through its Atlas and Westland subsidiaries. Atlas is a leading innovator and supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and other metal stamping operations. Atlas operates two manufacturing plants in Fenton, Michigan and has sales and engineering offices in Michigan, Europe and China. Atlas also established locations in 2004 in Brazil and Germany.

Westland designs, manufactures and field installs custom electrical control panels primarily for use in production machinery and machine tools utilized in automotive, adhesive and sealants, packaging and other industrial applications. Westland operates one manufacturing plant in Westland, Michigan, which is located less than one hour from Atlas' plants in Fenton, Michigan.

Sales of Atlas products have principally been to automobile and automotive parts manufacturers and appliance manufacturers. Other customers include steel service centers and manufacturers of lawn and garden equipment, office furniture, heating, ventilation and air conditioning equipment, and large construction equipment. Sales to automotive related customer's account for the majority of sales. Westland's customers participate in the automotive, packaging, adhesive and sealants, engine part machining and other industries.

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

Earnings Per Share

Earnings per share have been computed by dividing the income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of operations are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per share." Options to purchase shares of common stock were outstanding as of September 30, 2004 but were not included in the computation of diluted earnings per share because the shares would be anti-dilutive.


3 Stock Option Plan

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No.
123. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three-month periods ended September 30, 2004 and 2003 would have been the pro forma amounts indicated below:


                                                           September 30,
                                            --------------------------------------------
                                                    2004                    2003
                                            ---------------------    -------------------
              Net earnings:
                   As reported                      $  (378,687)            $   213,587
                   Pro forma                        $  (378,687)            $   213,587

              Net earnings per share:
              As reported:
                   Basic                              $   (0.14)              $    0.09
                   Diluted                            $   (0.14)              $    0.08

              Pro forma:
                   Basic                              $   (0.14)              $    0.09
                   Diluted                            $   (0.14)              $    0.08


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Unaudited revenues earned for the quarter ended September 30, 2004 were $5,335,878, as compared to $7,564,463 for the quarter ended September 30, 2003, a decrease of 30%. Unaudited revenues for Atlas were down by 36% and Westland by 6%, due to slower order activity. Management believes that order activity, starting at the end of the first quarter and the beginning of the second fiscal quarter, is showing signs of increasing again.

Gross profit for the quarter ended September 30, 2004 was $922,418, representing a 43% decrease compared to the $1,614,060 gross profit for the quarter ended September 30, 2003. The decrease in gross profits was principally due to the lower volume and less profitable product mix. Margins compressed due to lower volumes and revenues over which to spread fixed and variable costs during the quarter. As noted above, the lower volumes were due to continued slow economic activity in the capital goods industry.

Consolidated selling, general and administrative (SG&A) expenses were $1,152,981 or 6% lower than the quarter ended September 30, 2003 SG&A expenses of $1,220,619. The reduction in SG&A expenses for the quarter ended September 30, 2004 was due to continued cost controls and cost reductions at both operating subsidiaries, and as partially offset by a $50,000 payment for the final resolution of a legal matter which related to the Company's September 2002 settlement with the former owner of Westland.

The net loss from operations for the quarter ended September 30, 2004 was $230,563, compared to income from operations for the quarter ended September 30, 2003 of $393,441. This decrease for the quarter resulted from the lower volume offset by lower SG&A expenses explained above.

Interest expense for the quarter ended September 30, 2004 at $170,146 was approximately 1% lower as compared to $171,749 for the quarter ended September 30, 2003.

Net loss for the quarter ended September 30, 2004 was $378,687, compared to net income of $213,587 for the quarter ended September 30, 2003. The reported net loss for the quarter of ($0.14) per share (basic and diluted), based on 2,747,500 weighted average common shares outstanding (basic and diluted) during the quarter. This compared to net income for the quarter ended September 30, 2003 of $0.09 cents per share (basic) and $0.08 cents per share (diluted), based on 2,475,000 weighted average common shares outstanding (basic) and 2,629,000 weighted average common shares outstanding (diluted) during the quarter a year ago.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of September 30, 2004 is as follows:

                                                  September 30, 2004
                                    --------------------------------------------
                                         Gross         Accumulated        Net
                                       Carrying                          Book
                                        Amount         Amortization      Value


Patents                                $573,132          $340,612     $232,520

Non-compete Agreements                  348,750           274,992       73,758

ML Closing Fees                         154,603            35,045      119,558

                                -----------------------------------------------
Total                                $1,076,485          $650,649     $425,836
                                ===============================================

Liquidity and Capital Resources

At September 30, 2004, the Company had approximately (1) $3.4 million outstanding under a commercial mortgage loan for Atlas as part of the MLB Credit Facility, (2) $0.4 million outstanding under an equipment term loan for Atlas as part of the MLB Credit Facility, (3) debt of $4.0 million outstanding under a revolving credit facility for Atlas as part of the MLB Credit Facility, (4) deferred executive compensation obligations of approximately $0.975 million originally scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002, (5) $0.8 million outstanding under the Spectrum Credit Facility, (6) $2.2 million outstanding under the Westland Loan, and (7) $300,000 outstanding in convertible subordinated debentures which mature in June 2007. This total of $11.98 million of debt compares to a total combined indebtedness approximating $11.9 million as of June 30, 2004.

Working capital deficit at September 30, 2004 was ($2,210,714) and the current ratio was (.81) to 1, as compared to a working capital deficit of ($1,913,000) and a current ratio of (.85) to 1 for the Company at June 30, 2004.

Assuming no adverse developments in the near term, management believes that it has sufficient funds available to it under the various facilities and operations to provide for it working capital needs in the near term.

Off Balance Sheet Arrangements

During the quarter ended September 30, 2004, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.

Summary of Contractual Commitments

The following table represents contractual commitments associated with operating agreements (excluding interest on debt obligations) for the fiscal years indicated, and thereafter. With respect to the lines of credit borrowed by Atlas and Westland, at September 30, 2004, these amounted to $4.0 million in maximum revolving commitments for Atlas which will be up for renewal in December 2004 and $1.25 million in maximum revolving commitments for Westland which will be up for renewal in December 2005.

                             2005         2006         2007         2008         2009       There-after     Total
                           ---------    ---------    ---------    ---------    ----------   ----------    ----------
Real estate term loan        233,342      233,333      233,333      233,333       233,333    2,236,105     3,402,780
Equipment term loan          166,667      166,667       97,222          --           --            --        430,555
Revolver - Atlas           3,998,177          --           --           --           --            --      3,998,177
Revolver - Westland          695,167                                                                         695,167
Subordinated term loan     2,212,583          --           --           --           --            --      2,212,583
Debentures                       --           --           --       300,000          --            --       300,000
                           ---------    ---------    ---------    ---------    ----------   ----------    ----------
         Total debt        7,305,936      400,000      330,555      533,333      233,333     2,236,105    11,039,262

Building lease               214,867      214,867                                                            429,734
                           ---------    ---------    ---------    ---------    ----------   ----------   ----------
          Total            7,520,803      614,867      330,555      533,333      233,333     2,236,105    11,468,996
                           =========    =========    =========    =========    ==========   ==========   ===========

Impact of Recently Issued Accounting Standards

In March 2004, the FASB issued a proposed statement, "Share-Based Payment - an Amendment to Statement Nos. 123 and 95" that would require stock based employee compensation to be recorded as a charge to earnings using a fair value based method. The proposed statement is effective for interim or annual periods beginning after June 15, 2005. The Company will continue to monitor the FASB's progress on this issuance of the proposed statement and its impact on the Company's consolidated financial statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. There has been no material change in the disclosure regarding market risk.

ITEM 4.   CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The chief executive officer and chief financial officer have concluded that, to their knowledge on the basis of that evaluation, the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; however, management has begun to implement the changes necessary to address the issues identified below.

In connection with its audit of the Company's consolidated financial statements as of and for the year ended June 30, 2004, the Company's auditor advised the Company's management and its Audit Committee that it had identified deficiencies which were designated as "reportable conditions" but which did not constitute "material weaknesses". Areas requiring improvement include (1) reconciling intercompany accounts and balances between consolidated entities, (2)
recordkeeping over property, plant and equipment, (3) recordkeeping and evaluation of deferred tax assets and liabilities and analysis of valuation allowance against net deferred tax assets, and (4) reviewing accounting activity performed on amounts appearing in the Company' s consolidated financial statements. In addition, in the past the Company has not filed on a timely basis certain of its quarterly reports on Forms 10-Q and its annual report on Form 10-K with the Securities Exchange Commission within the required due dates. An extension of time to file was requested for the annual report on Form 10-K for the year ended June 30, 2004 (as well as this quarterly report on Form 10-Q), which, under Section 404 of the Sarbanes Oxley Act, constitutes a deficiency in internal controls over financial reporting. The Company has assigned a high priority to the short- and long-term correction of these internal control deficiencies and believes it can make significant progress toward correction of these matters in fiscal 2005.




                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended June 30, 2004, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K. The company recorded a $50,000 payment for the final resolution of a legal matter which related to the Company's September 2002 settlement with the former owner of Westland.

Item 2.  UNREGISTERED SALES OF equity securities AND USE OF PROCEEDS.

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

Item 6.  Exhibits.

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


                                    PRODUCTIVITY TECHNOLOGIES CORP.

Date:    November 16, 2004          By:  /s/  Samuel N. Seidman
                                        ----------------------------------------
                                        Samuel N. Seidman
                                        Chairman, Chief Executive Officer
                                        and President

Date:    November 16, 2004          By:  /s/  Jesse A. Levine
                                        ----------------------------------------
                                        Jesse A. Levine
                                        Vice President, Secretary, Treasurer
                                        and Chief Financial Officer