Form 10-Q
period 2004-12-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2005-02-22
CIK 911787

U.S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended: December 31, 2004

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

Yes            X                    No
   ---------------------------        --------------------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                                 No      X
   --------------------------         --------------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                                  No
   --------------------------          ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 18, 2005: 2,747,500 shares of common stock.

                         Productivity Technologies Corp.

                                      INDEX

                                                                           Page
                                                                          Number

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         Condensed Consolidated Balance Sheets at December 31, 2004
             (Unaudited) and June 30, 2004.....................................3

         Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2004 and 2003 (Unaudited)...........5

         Condensed Consolidated Statement of Shareholders' Equity
             for the six months ended December 31, 2004 (Unaudited)............6

         Condensed Consolidated Statements of Cash Flows for the
             six months ended December 31, 2004 and 2003 (Unaudited)...........7

         Notes to Unaudited Condensed Consolidated Financial Statements........8

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............13

Item 4.  Controls and Procedures..............................................13

PART II  OTHER INFORMATION....................................................14

Item 1.  Legal Proceedings ...................................................14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........14

Item 3.  Defaults upon Senior Securities (not applicable).....................14

Item 4.  Submission of Matters to a Vote of Security Holders (not applicable).14

Item 5.  Other Information  (not applicable)..................................14

Item 6.  Exhibits  ...........................................................14

SIGNATURES....................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             December 31, 2004    June 30, 2004
                                                                                 (Unaudited)

Assets

Current Assets
     Cash                                                                         $1,397,713         $233,882
     Short-term investments, including accrued interest                              273,832          450,080
     Contract receivables, net of allowance for doubtful accounts of
          $377,663 and $377,663                                                    4,659,045        4,479,656
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                    1,448,069        3,759,498
     Inventories                                                                   1,078,057        1,151,703
     Prepaid expenses and other                                                      215,816          268,005
     Deferred income taxes                                                           173,000          173,000
                                                                                   ---------       ----------
Total current assets                                                               9,245,532       10,515,824
                                                                                   ---------       ----------


Property and equipment
     Land                                                                           $591,514         $591,514
     Buildings and improvements                                                    4,962,690        4,962,690
     Machinery and equipment                                                       4,235,958        4,235,503
     Transportation equipment                                                         34,079           21,000
                                                                                   ---------       ----------
                                                                                   9,824,241        9,810,707

          Less accumulated depreciation                                            4,548,238        4,241,399
                                                                                   ---------        ---------
Net property and equipment                                                         5,276,003        5,569,308
                                                                                   ---------        ---------


Other assets
     Goodwill                                                                      2,985,909        2,985,909
     Patent, net                                                                     208,147          256,893
     Deferred income taxes                                                           752,000          722,000
     Other assets                                                                    439,867          299,570
                                                                                   ---------       ----------
Total other assets                                                                 4,385,923        4,264,372
                                                                                   ---------        ---------
                                                                                  18,907,458      $20,349,504



See accompanying notes to unaudited condensed consolidated financial statements.


                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             December 31, 2004    June 30, 2004
                                                                                 (Unaudited)
Liabilities and stockholders' equity

Current liabilities
     Current portion of long-term debt                                            $7,184,076       $7,305,936
     Accounts payable                                                              1,830,115        3,427,383
     Accrued expenses
          Commissions payable                                                        190,729          251,648
          Payroll and related withholdings                                            19,433           85,665
          Warranty Reserve                                                           150,000          225,000
           Interest                                                                  397,212          240,755
          Other                                                                      325,418          271,199
Billings in excess of costs and estimated
     earnings on uncompleted contracts                                             1,141,869          652,849
                                                                                   ---------          -------

Total current liabilities                                                        $11,238,852      $12,460,435

Executive deferred compensation agreements, less current maturities                  974,933          974,933
Long-term debt, less current maturities                                            3,873,983        3,613,326
                                                                                   ---------        ---------

Total liabilities                                                                 16,087,768       17,048,694
                                                                                  ----------       ----------

Stockholders' equity
     Common stock, $.001 par value, 20,000,000 shares authorized;
          2,747,500 shares and 2,475,000 issued and outstanding at                     2,748            2,475
December 31, 2004 and June 30, 2004 respectively.
     Additional paid-in capital                                                   10,075,135        9,966,408
     Accumulated deficit                                                         (7,258,193)      (6,668,073)
                                                                                 -----------      -----------

Total stockholders' equity                                                         2,819,690        3,300,810
                                                                                   ---------        ---------

Total liabilities and shareholders' equity                                       $18,907,458      $20,349,504
                                                                                 ===========      ===========






See accompanying notes to unaudited condensed consolidated financial statements.


                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                           Six Months Ended
                                               December 31,       December 31,            December 31,         December 31,
                                                   2004               2003                    2004                 2003



Revenues Earned                                     $5,381,164          $7,839,274           $10,717,042          $15,403,737

Cost of Revenues Earned                              4,342,238           6,491,408             8,755,698           12,441,811
                                            ---------------------------------------      ----------------     ----------------

Gross Profit                                         1,038,926           1,347,866             1,961,344            2,961,926
Selling, general and
administrative expenses                              1,148,187           1,287,599             2,301,168            2,508,218
                                            ---------------------------------------      ----------------     ----------------

Income (loss) from operations                        (109,261)              60,267             (339,824)              453,708

Other income (expense)

          Interest income                                  158                  45                   421                  284

          Interest expense                           (196,412)           (174,435)             (366,558)            (346,184)

          Miscellaneous                                 94,082              11,701               115,841                7,406

                                            ---------------------------------------      ----------------     ----------------
Total other expenses                                 (102,172)           (162,689)             (250,296)            (338,494)
                                            ---------------------------------------      ----------------     ----------------

Income (loss) before income taxes
and extraordinary items                              (211,433)           (102,422)             (590,120)              115,214

Income tax expense                                           0                   0                     0                4,050
                                            ---------------------------------------      ----------------     ----------------

Net income (loss) before
extraordinary item                                  ($211,433)          ($102,422)            ($590,120)             $111,164
                                            =======================================      ================     ================

Extraordinary item, gain on
extinguishment of debt                                      --             125,000                    --              125,000
Net Income (loss)                                   ($211,433)             $22,578            ($590,120)             $236,164
Basic earnings (loss) per share:
      Before extraordinary gain                        ($0.08)             ($0.04)               ($0.21)                $0.05
      Extraordinary gain                                    --               $0.05                    --                $0.05

         Total basic net income                        ($0.08)               $0.01               ($0.21)                $0.10

Diluted earnings (loss) per share
      Before extraordinary gain                        ($0.08)             ($0.04)               ($0.21)                $0.04
      Extraordinary gain                                    --               $0.05                    --                $0.05

         Total diluted net income                      ($0.08)               $0.01               ($0.21)                $0.09


Weighted average number of
common shares outstanding:
         Basic                                       2,747,500           2,475,000             2,747,500            2,475,000
         Diluted                                     2,747,500           2,629,000             2,747,500            2,629,000





See accompanying notes to unaudited condensed consolidated financial statements.


                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                      Common Stock               Additional                               Total
                                      ------------                Paid-In          Accumulated        Stockholders'
                              Shares            Amount            Capital            Deficit             Equity

Balance June 30, 2004         2,475,000         $2,475         $9,966,408        ($6,668,073)         $3,300,810

Net loss                             --             --                 --                               (590,120)
                                     --             --                 --        -----------          ----------
                                                                                    (590,120)
Issuance of common stock        272,500            273            108,727                                109,000
                                -------            ---            -------                                -------

                                                                                   --

December 31, 2004             2,747,500         $2,748        $10,075,135        ($7,258,193)         $2,819,690
                              =========         ======        ===========         ===========         ==========





See accompanying notes to unaudited condensed consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Six Months Ended
                                                                               December 31,          December 31,
                                                                                  2004                  2003
                                                                                  ----                  ----
Cash flows from operating activities
     Net income/(loss)                                                           ($590,120)              $236,164
     Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
            Depreciation                                                           306,839               304,840
            Amortization                                                            70,644                48,746
            Gain on extinguishment of debt                                               -             (125,000)

     Deferred income tax                                                           (30,000)                     -
     Changes in operating assets and liabilities:
          Contract receivables                                                    (179,389)              (32,714)
          Inventories, prepaid expenses and other                                   76,390               103,519
          Costs and estimated earnings in excess of billings
               on uncompleted contracts, net effect                              2,800,449           (2,281,369)
          Accounts payable, accrued expenses and other                          (1,588,744)               452,563
                                                                               -----------               -------

Net cash provided by (used in) operating activities                                866,069           (1,293,251)
                                                                                                     -----------

Cash flows from investing activities
     Proceeds from sale (purchase of) short-term investments - net                 176,248               444,403
     Expenditures for property and equipment                                       (13,534)              (31,119)
                                                                                  --------              --------

Net cash provided by investing activities                                          162,714               413,284
                                                                                   -------               -------

Cash flows from financing activities
     Net repayments under revolving credit agreement                              (121,860)             (512,275)
     Borrowings on long term debt                                                  256,907             4,000,000
     Payments on long term debt                                                          -           (3,293,148)
                                                                                         -           -----------

Net cash provided by financing activities                                          135,047               194,577
                                                                                   -------               -------
Net increase (decrease) in cash                                                  1,163,830             (685,390)

Cash at the beginning of the period                                                233,882             1,163,187
                                                                                   -------             ---------
Cash at the end of the period                                                   $1,397,713              $477,797
                                                                                ==========              ========

Supplemental Cash Flow Information
     Cash paid during the period for interest                                     $210,101              $726,478
     Cash paid during the period for income taxes                                     $---                  $---

Schedule of Non-Cash Financing Activities
     Securities issued for commitment fees                                        $109,000                  $---
                                                                                  --------                  ----




See accompanying notes to unaudited condensed consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Productivity Technologies Corp. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the six months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 2004. Information provided includes the consolidated audited financial statements, including footnotes for the year ended June 30, 2004 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Nature of Business

The Company operates in a single segment through its Atlas and Westland subsidiaries. Atlas is a leading innovator and supplier of quick die change, flexible transfer, and stacking/destacking equipment used to automate automotive and other metal stamping operations. Atlas operates two manufacturing plants in Fenton, Michigan and has sales and engineering offices in Michigan, Europe and China. In March 2004, Atlas formed a German subsidiary, Atlas Technologies GmbH, in order to facilitate its operations in Europe.

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

Earnings Per Share

Earnings per share have been computed by dividing the income by the weighted average number of common shares outstanding. The per share amounts reflected in the consolidated statements of operations are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per share." Options to purchase shares of common stock were outstanding as of December 31, 2004 but were not included in the computation of diluted earnings per share because the shares would be anti-dilutive.

3.   Stock Option Plan

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No.
123. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three and six month periods ended December 31, 2004 and 2003 would have been the pro forma amounts indicated below:

                            ----------------------------------------- -- ----------------------------------------
                                Three months ended December 31,               Six months ended December 31,
                            ----------------------------------------- -- ----------------------------------------
                                   2004                  2003                  2004                  2003
                            -------------------    ------------------ -- ----------------- -- -------------------
Net earnings:
     As reported                  $  (378,687)           $   213,587         $(590,120)            $236,164
     Pro forma                    $  (378,687)           $   213,587         $(590,120)            $236,164

Net earnings per share:
As reported:
     Basic                          $   (0.14)             $    0.09            $(0.21)               $0.10
     Diluted                        $   (0.14)             $    0.08            $(0.21)               $0.09

Pro forma:
     Basic                          $   (0.14)             $    0.09            $(0.21)               $0.10
     Diluted                        $   (0.14)             $    0.08            $(0.21)               $0.09


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Six Months Ended December 31, 2004 Compared to Three and Six Months Ended December 31, 2003

Unaudited revenues earned for the quarter ended December 31, 2004 were $5,381,164, as compared to $7,839,274 for the quarter ended December 31, 2003, a decrease of 31%. Atlas' revenues decreased by 35% due to slower activity during the summer of 2004 and Westland's revenues declined by 22% due to slower activity during the beginning of the quarter. Unaudited revenues earned for the six months ended December 31, 2004 were $10,717,042, down 30% from the six months ended December 31, 2003 revenues earned of $15,403,737. The reduction in revenues was due to slower order activity as noted above.

Gross profit for the quarter ended December 31, 2004 was $1,038,926, representing a 23% decrease compared to the $1,347,866 gross profit for the quarter ended December 31, 2003. The decrease in gross profits was due to the lower volumes reported by both Atlas and Westland. Gross profit as a percentage of sales increased by 2%, due principally to a more favorable mix of products sold by Westland. For the six months ended December 31, 2004 gross profit was $1,961,344, down 34% compared to the six months ended December 31, 2003 gross profit of $2,961,926. The decrease in gross profit for the six month period as compared to one year ago was due to lower revenues during the six month period.

Consolidated selling, general and administrative (SG&A) expenses were $1,148,187 or 11% lower than the quarter ended December 31, 2003 SG&A expenses of $1,287,599. For the six months ended December 31, 2004, SG&A expense was $2,301,168 or $207,050 lower than the six months ended December 31, 2003. The company continued to reduce SG&A expenses for the quarter and six months ended December 31, 2004 due to the lower revenues reported by both operating subsidiaries.

The loss from operations for the quarter ended December 31, 2004 was $109,261, compared to income from operations for the quarter ended December 31, 2003 of $60,267. For the six months ended December 31, 2004 the loss from operations was $339,824, compared to income from operations of $453,708 for the six months ending December 31, 2003. The loss from operations for the quarter and six months ended December 31, 2004 resulted from lower sales volumes reported by both operating subsidiaries which was partly offset by the lower SG&A expenses described above.

Interest expense for the quarter ended December 31, 2004 was $196,412 as compared to $174,435 for the same time period ending December 31, 2003. For the six months ended December 31,2004 interest expense was $366,558 as compared to $346,184 for the prior six months ended December 31, 2003. Atlas' interest expenses for the quarter and year to date periods ending December 31, 2004 were lower due to lower borrowing levels which resulted from lower revenues during the subject periods. Westland's interest expenses increased due to its utilization of line of credit financing which Westland did not have for most of the quarter and six months ended December 31, 2003.

The net loss for the quarter ended December 31, 2004 was $211,433 compared to a net income of $22,578 for the quarter ended December 31, 2003. The net loss for the six months ended December 31, 2004 was $590,120 as compared to a net income of $236,165 for the six months ended December 31, 2003. The reported net loss for the quarter of $0.08 per share and year-to-date net loss of $0.21 per share was based on 2,747,500 weighted average common shares outstanding (basic and diluted) during both time periods. This compared to a net income for the quarter and six months ended December 31, 2003 of $0.01 per share (basic and diluted) and $0.10 (basic) and $0.09 per share (diluted), respectively, with both calculations based upon 2,475,000 shares outstanding for these periods ending December 31, 2003. The net income for the three months and six months ended December 31, 2003 included a $125,000 gain on extinguishment of debt.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2004 is as follows:

                                           December 31, 2004
                             -----------------------------------------------
                                  Gross                            Net
                                Carrying        Accumulated       Book
                                 Amount         Amortization      Value


Patents                         $573,132          $364,985     $208,147

Non-compete Agreements           348,750           283,932       64,818

ML Closing Fees                  154,603            34,428      120,175

                              -----------------------------------------------
Total                         $1,076,485          $683,345     $393,140
                              ===============================================

Liquidity and Capital Resources

Between 2000 and 2003, the Company was scheduled to repay approximately $974,833 due to the former owners of Atlas. Repayments of all of these amounts were postponed for an indefinite period of time. Instead, cash is being conserved for ongoing operations. These borrowings are subordinated to Atlas' senior lender and are subject to subordination agreements executed by the former owners of Atlas in favor of Atlas' senior lender.

At December 31, 2004, the Company had (1) $3.3 million outstanding under a commercial mortgage loan for Atlas as part of a credit facility (the "MLB Credit Facility") with Merrill Lynch Business Financial Services Inc. ("Merrill Lynch"), (2) $0.347 million outstanding under an equipment term loan for Atlas as part of the MLB Credit Facility, (3) debt of $4.0 million outstanding under a revolving credit facility for Atlas as part of the MLB Credit Facility, (4) deferred executive compensation obligations of approximately $0.975 originally scheduled to be paid over three equal annual installments during the period from July 2000 through July 2002, (5) $0.97 million outstanding under the Spectrum Credit Facility, (6) $2.2 million outstanding under the Westland Loan ,and (7) $0.3 million outstanding in convertible subordinated debentures which mature in June 2007. This total of $12.1 million of debt compares to a total combined indebtedness approximating $11.1 million as of December 31, 2003.

Working capital deficit at December 31, 2004 was ($1,993,320) and the current ratio was (.82) to 1, as compared to a working capital deficit of ($1,913,000) and a current ratio of (.85) to 1 for the Company at June 30, 2004.

On December 12, 2004, the MLB Credit Facility matured and was not repaid. The Company is in discussions with Merrill Lynch to obtain an extension of this facility. Merrill Lynch has not demanded repayment of the outstanding amounts. While Atlas expects a renewal of the revolver, no assurances can be given that the Company will be successful in obtaining an extension of the MLB Credit Facility or in finding alternative financing. Unless it is successful in renewing the revolver or in obtaining revolving financing from another source, the Company may be unable to satisfy its current liabilities.

Off Balance Sheet Arrangements

During the quarter and six months ended December 31, 2004, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.

Summary of Contractual Commitments

The following table represents contractual commitments associated with operating agreements (excluding interest on debt obligations) for the fiscal years indicated, and thereafter. With respect to the lines of credit borrowed by Atlas and Westland, at December 31, 2004, these amounted to $4.0 million in maximum revolving commitments for Atlas and $1.25 million in maximum revolving commitments for Westland which will be up for renewal in December 2005. Atlas has been in discussions with its senior lender concerning renewal of the Atlas revolver.



                             2005         2006         2007         2008         2009       There-after     Total
                           ---------    ---------    ---------    ---------    ----------   ----------    ----------
Real estate term loan        233,342      233,333      233,333      233,333       233,333    2,236,105     3,402,780
Equipment term loan          166,667      166,667       97,222           --            --           --       430,555
Revolver - Atlas           3,998,177           --           --           --            --           --     3,998,177
Revolver - Westland                       977,438                                                            695,167
Subordinated term loan     2,212,583           --           --           --            --           --     2,212,583
Debentures                       --            --           --      300,000            --           --       300,000
                           ---------    ---------    ---------    ---------    ----------   ----------    ----------
         Total debt        7,305,936    1,377,438      330,555      533,333       233,333    2,236,105    11,039,262

Building lease               214,867      214,867                                                            429,734
                           ---------    ---------    ---------    ---------    ----------   ----------    ----------
          Total            6,610,769      614,867      330,555      533,333       233,333    2,236,105    11,468,996
                           =========    =========    =========    =========    ==========   ==========    ==========


Impact of Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed statement, "Share-Based Payment--an Amendment to Statement Nos. 123 and 95" that would require stock based employee compensation to be recorded as a charge to earnings using a fair value based method. The proposed statement is effective for interim or annual periods beginning after June 15, 2005. The Company will continue to monitor the FASB's progress on this issuance of the proposed statement and its impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the financial statement impact of the adoption of SFAS 151.

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to rising raw material prices for steel and commodities which depend upon or use oil in their manufacture, economic and business conditions particularly in the automotive, machine tool and other industries principally served by the Company, including the ongoing and permanent (non-cyclical) loss of manufacturing capabilities in the United States to foreign competition, and continued volatile demand in the domestic and foreign markets for automobiles and automotive parts, in each case resulting in reduced or uncertain demand for the Atlas' automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation e quipment noncompetitive or obsolete; the risk that Atlas' senior lender will not agree to renew its revolver; the risk that Atlas or Westland customers may be unwilling or unable to continue ordering products; the potential inability of the Company to achieve adequate operating results or obtain needed access to the credit and capital markets to refinance or extend the MLB Credit Facility or otherwise finance future operations or plans for capital improvement or growth.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. There has been no material change in the disclosure regarding market risk.

ITEM 4.   CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The chief executive officer and chief financial officer have concluded that, to their knowledge on the basis of that evaluation, and excluding the conditions discussed below, the remainder of the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; however, management has begun to implement the changes necessary to address the issues identified below.

In connection with its audit of the Company's consolidated financial statements as of and for the year ended June 30, 2004, the Company's auditor advised the Company's management and its Audit Committee that it had identified deficiencies which were designated as "reportable conditions" but which did not constitute "material weaknesses". Areas requiring improvement include (1) reconciling intercompany accounts and balances between consolidated entities, (2)
recordkeeping over property, plant and equipment, (3) recordkeeping and evaluation of deferred tax assets and liabilities and analysis of valuation allowance against net deferred tax assets, and (4) reviewing accounting activity performed on amounts appearing in the Company' s consolidated financial statements. In addition, in the past the Company has not filed on a timely basis certain of its quarterly reports on Forms 10-Q and its annual report on Form 10-K with the Securities Exchange Commission within the required due dates. An extension of time to file was requested for the annual report on Form 10-K for the year ended June 30, 2004, the quarterly report on Form 10-Q for the quarter ended September 30, 2004 (as well as this quarterly report on Form 10-Q), which, under Section 404 of the Sarbanes Oxley Act, constitutes a deficiency in internal controls over financial reporting. The Company has assigned a priority to the short- and long-term correction of these internal control deficiencies and believes it can make significant progress toward correction of these matters in fiscal 2005.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On December 12, 2004, the MLB Credit Facility matured and was not repaid. The Company is in discussions with Merrill Lynch to obtain an extension of this facility. Merrill Lynch has not demanded repayment of the outstanding amounts. While Atlas expects a renewal of the revolver, no assurances can be given that the Company will be successful in obtaining an extension of the MLB Credit Facility or in finding alternative financing. Unless it is successful in renewing the revolver or in obtaining revolving financing from another source, the Company may be unable to satisfy its current liabilities.

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


                                    PRODUCTIVITY TECHNOLOGIES CORP.

Date:    February 18, 2005          By:  /s/  Samuel N. Seidman
                                       ---------------------------
                                       Samuel N. Seidman
                                       Chairman, Chief Executive Officer
                                        and President

Date:    February 18, 2005          By:  /s/  Jesse A. Levine
                                       -------------------------
                                       Jesse A. Levine
                                       Vice President, Secretary, Treasurer
                                        and Chief Financial Officer