Form 10-Q
period 2005-03-31
PRODUCTIVITY TECHNOLOGIES CORP /
filed 2005-05-20
CIK 911787

U.S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended: March 31, 2005

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

Yes            X                    No
   --------------------------------   ----------------------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                                 No      X
   --------------------------------   -----------------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes                                  No
   --------------------------------                ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 2005: 2,747,500 shares of common stock.

                         Productivity Technologies Corp.

                                                        INDEX

                                                                           Page
                                                                          Number

PART I  FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

        Condensed Consolidated Balance Sheets at March 31, 2005 (Unaudited)
                and June 30, 2004..............................................3

        Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2005 and 2004 (Unaudited)..........5

        Condensed Consolidated Statement of Shareholders' Equity
                for the nine months ended March 31, 2005 (Unaudited)...........6

        Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2005 and 2004 (Unaudited)...............7

        Notes to Unaudited Condensed Consolidated Financial Statements.........8

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................10

Item 3. Quantitative and Qualitative Disclosure about Market Risk.............13

Item 4. Controls and Procedures...............................................13

PART II OTHER INFORMATION.....................................................14

Item 1. Legal Proceedings ....................................................14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........14

Item 3. Defaults upon Senior Securities (not applicable)......................14

Item 4. Submission of Matters to a Vote of Security Holders (not applicable)..14

Item 5. Other Information (not applicable)....................................14

Item 6. Exhibits  ............................................................14

SIGNATURES....................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                March 31, 2005           June 30, 2004
                                                                               --------------           -------------
                                                                                 (Unaudited)

Assets

Current Assets
     Cash                                                                         $1,168,359         $233,882
     Short-term investments, including accrued interest                              147,792          450,080
     Contract receivables, net of allowance for doubtful accounts of
          $387,663 and $377,663                                                    4,786,520        4,479,656
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                    2,185,691        3,759,498
     Inventories                                                                   1,238,615        1,151,703
     Prepaid expenses and other                                                      251,172          268,005
     Deferred income taxes                                                           173,000          173,000
                                                                                     -------          -------
Total current assets                                                               9,951,149       10,515,824
                                                                                   ---------       ----------


Property and equipment
     Land                                                                           $591,514         $591,514
     Buildings and improvements                                                    4,962,690        4,962,690
     Machinery and equipment                                                       4,256,385        4,235,503
     Transportation equipment                                                         34,079           21,000
                                                                                      ------           ------

                                                                                   9,844,668        9,810,707

          Less accumulated depreciation                                            4,700,551        4,241,399
                                                                                   ---------        ---------

Net property and equipment                                                         5,144,117        5,569,308
                                                                                   ---------        ---------


Other assets
     Goodwill                                                                      2,985,909        2,985,909
     Patent, net                                                                     183,774          256,893
     Deferred income taxes                                                           752,000          722,000
     Other assets                                                                    405,334          299,570
                                                                                     -------          -------

Total other assets                                                                 4,327,017        4,264,372
                                                                                   ---------        ---------

                                                                                  19,422,283      $20,349,504
                                                                                  ==========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                           PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 2005   June 30, 2004
                                                                               --------------   -------------
                                                                                (Unaudited)
Liabilities and stockholders' equity

Current liabilities
     Current portion of long-term debt                                            $7,527,861       $7,305,936
     Accounts payable                                                              2,739,452        3,427,383
     Accrued expenses
          Commissions payable                                                        194,265          251,648
          Payroll and related withholdings                                            26,464           85,665
          Warranty Reserve                                                           125,000          225,000
           Interest                                                                  251,538          240,755
          Other                                                                      292,339          271,199
Billings in excess of costs and estimated
     earnings on uncompleted contracts                                             1,101,346          652,849
                                                                                   ---------          -------

Total current liabilities                                                        $12,258,265      $12,460,435

Executive deferred compensation agreements, less current maturities                  974,933          974,933
Long-term debt, less current maturities                                            3,365,826        3,613,326
                                                                                   ---------        ---------

Total liabilities                                                                 16,599,024       17,048,694
                                                                                  ----------       ----------

Stockholders' equity
     Common stock, $.001 par value, 20,000,000 shares authorized;
          2,747,500 shares and 2,475,000 issued and outstanding at                     2,748            2,475
March 31, 2005 and June 30, 2004 respectively.
     Additional paid-in capital                                                   10,075,135        9,966,408
     Accumulated deficit                                                         (7,254,624)      (6,668,073)
                                                                                 -----------      -----------

Total stockholders' equity                                                         2,823,259        3,300,810
                                                                                   ---------        ---------

Total liabilities and shareholders' equity                                       $19,422,283      $20,349,504
                                                                                 ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.


                                           PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                          Three Months Ended                        Nine Months Ended
                                                          ------------------                        -----------------
                                                    March 31,            March 31,            March 31,            March 31,
                                                      2005                2004                 2005                 2004
                                                      ----                ----                 ----                 ----
Revenues Earned                                     $6,168,706          $5,638,873           $16,885,748         $21,042,610

Cost of Revenues Earned                              4,836,843           4,280,512            13,592,541          16,722,323
                                            -------------------  ------------------  --------------------  ------------------

Gross Profit                                         1,331,863           1,358,361             3,293,207           4,320,287
Selling, general and
administrative expenses                              1,137,429           1,121,012             3,438,597           3,629,230
                                            -------------------  ------------------  --------------------  ------------------
Income (loss) from operations                          194,434             237,349             (145,390)             691,057
Other income (expense)

          Interest income                                   47                 371                   468                 655

          Interest expense                           (188,128)           (216,472)             (554,686)           (562,656)

          Miscellaneous                                (2,784)            (41,579)               113,057            (34,173)
                                            -------------------  ------------------  --------------------  ------------------
Total other expenses                                 (190,865)           (257,680)             (441,161)           (596,174)
                                            -------------------  ------------------  --------------------  ------------------

Income (loss) before income taxes
and extraordinary items                                  3,569            (20,331)             (586,551)              94,883

Income tax expense                                           0               4,050                     0                   0
                                            -------------------  ------------------  --------------------  ------------------
Net income (loss) before
extraordinary item                                      $3,569           ($16,281)            ($586,551)             $94,883
                                            ===================  ==================  ====================  ==================

Extraordinary item, gain on
extinguishment of debt                                      --                  --                    --             125,000
Net Income (loss)                                       $3,569           ($16,281)            ($586,551)            $219,883
Basic earnings (loss) per share:
      Before extraordinary gain                          $0.00             ($0.01)               ($0.21)               $0.04
      Extraordinary gain                                    --                  --                    --               $0.05

         Total basic net income                          $0.00             ($0.01)               ($0.21)               $0.09
Diluted earnings (loss) per share
      Before extraordinary gain                          $0.00             ($0.01)               ($0.20)               $0.03
      Extraordinary gain                                    --                  --                    --               $0.05

         Total diluted net income                        $0.00             ($0.01)               ($0.20)               $0.08
Weighted average number of
         common shares
         outstanding:
         Basic                                       2,747,500           2,475,000             2,747,500           2,475,000
         Diluted                                     3,003,500           2,629,000             3,003,500           2,629,000



See accompanying notes to unaudited condensed consolidated financial statements.



                                           PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                               (Unaudited)


                                         Common Stock              Additional                             Total
                                         ------------                Paid-In       Accumulated        Stockholders'
                                    Shares          Amount           Capital         Deficit             Equity

Balance, June 30, 2004             2,475,000         $2,475         $9,966,408     ($6,668,073)         $3,300,810

Net loss                                  --             --                 --        (586,551)           (586,551)
                                          --             --                 --     -----------          ----------

Issuance of common stock             272,500            273            108,727              --             109,000
                                     -------            ---            -------     -----------          ----------

Balance, March 31, 2005            2,747,500         $2,748        $10,075,135     ($7,254,624)         $2,823,259
                                   =========         ======        ===========     ============         ==========

See accompanying notes to unaudited condensed consolidated financial statements.


                                           PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)


                                                                                      Nine Months Ended
                                                                               March 31,             March 31,
                                                                                  2005                  2004
                                                                                  ----                  ----

Cash flows from operating activities
     Net income/(loss)                                                          ($586,551)              $219,883
     Adjustments to reconcile net income/(loss) to net cash
        provided by (used in) operating activities:
            Depreciation                                                           459,156               457,260
            Amortization                                                           147,657                73,119
            Gain on extinguishment of debt                                               -               125,000

     Deferred income tax                                                          (30,000)                     -
     Changes in operating assets and liabilities:
          Contract receivables                                                   (306,864)           (1,132,787)
          Inventories, prepaid expenses and other                                (141,385)                20,769
          Costs and estimated earnings in excess of billings
               on uncompleted contracts, net effect                              2,022,304             (796,763)
          Accounts payable, accrued expenses and other                           (872,592)           (1,005,077)
                                                                                 ---------           -----------

Net cash provided by (used in) operating activities                                691,725           (2,038,596)
                                                                                   -------           -----------

Cash flows from investing activities
     Proceeds from sale of short-term investments - net                            302,288               375,585
     Expenditures for property and equipment                                      (33,961)              (32,368)
                                                                                  --------              --------

Net cash provided by investing activities                                          268,327               343,217
                                                                                   -------               -------

Cash flows from financing activities
     Net repayments under revolving credit agreement                               221,925             (695,236)
     Borrowings on long term debt                                                  256,907             1,673,325
     Payments on long term debt                                                  (504,407)                     -
                                                                                 ---------                     -

Net cash (used in) provided by financing activities                               (25,575)               978,089
                                                                                  --------               -------
Net increase (decrease) in cash                                                    934,477             (717,290)

Cash at the beginning of the period                                                233,882             1,163,187
                                                                                   -------             ---------
Cash at the end of the period                                                   $1,168,359              $445,897
                                                                                ==========              ========

Supplemental Cash Flow Information
     Cash paid during the period for interest                                   $  543,903              $916,838
     Cash paid during the period for income taxes                               $      ---              $    ---

Schedule of Non-Cash Financing Activities
     Securities issued for commitment fees                                        $109,000              $    ---
                                                                                  --------              --------




See accompanying notes to unaudited condensed consolidated financial statements.

                PRODUCTIVITY TECHNOLOGIES CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The unaudited condensed consolidated financial statements of Productivity Technologies Corp. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying interim financial statements. The information furnished in the accompanying balance sheets, statements of operations, stockholders' equity and cash flows, reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the nine months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 2004. Information provided includes the consolidated audited financial
statements,   including   footnotes  for  the  year  ended  June  30,  2004  and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Earnings Per Share

Basic net earnings per share excluding dilution has been computed by dividing the net earnings by the weighted-average number of common shares outstanding for the period. The per share amounts reflected in the consolidated statements of operations are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per share." Diluted earnings per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options. Options to purchase shares of common stock were outstanding as of March 31, 2004 but were not included in the computation of diluted earnings per share because the shares would be anti-dilutive.

3. Stock Option Plan

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No.
123. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three and nine month periods ended March 31, 2005 and 2004 would have been the pro forma amounts indicated below:

                            ----------------------------------------- -- ----------------------------------------
                                  Three months ended March 31,                 Nine months ended March 31,
                            ----------------------------------------- -- ----------------------------------------
                                   2005                  2004                  2005                  2004
                            -------------------    ------------------ -- ----------------- -- -------------------
Net earnings:
     As reported                $  3,569            $   (16,281)         $  (586,551)            $   219,883
     Pro forma                  $  3,569            $   (16,281)         $  (586,551)            $   219,883

Net earnings per share:
As reported:
     Basic                      $   0.00            $     (0.01)         $     (0.21)            $      0.09
     Diluted                    $   0.00            $     (0.01)         $     (0.20)            $      0.08

Pro forma:
     Basic                      $   0.00            $     (0.01)         $     (0.21)            $      0.09
     Diluted                    $   0.00            $    (0.01)          $     (0.20)            $      0.08


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Nine Months Ended March 31, 2005 Compared to Three and Nine Months Ended March 31, 2004

Unaudited revenues earned for the quarter ended March 31, 2005 were $6,168,706, as compared to $5,638,873 for the quarter ended March 31, 2004, an increase of 9%. Westland's revenues increased by 43% due to the addition of new customers which began ordering from Westland for the first time or which placed orders in greater volume and Atlas' revenues increased by 1%. Unaudited revenues earned for the nine months ended March 31, 2005 were $16,885,748, down 20% from the nine months ended March 31, 2004 revenues earned of $21,042,610. Westland's revenues were down by 2% and Atlas's revenues were down by 25% due to lower order activity in the first and second quarter of fiscal year 2005.

Gross profit for the quarter ended March 31, 2005 was $1,331,863, representing a $26,498 decrease compared to the $1,358,361 gross profit for the quarter ended March 31, 2004. Gross profit as a percentage of sales decreased by 2.5%. Atlas's gross margins decreased by 3.5% due to continued competitive pricing pressures in the automation equipment segments which Atlas serves. Westland's gross margins increased by 2.7%. For the nine months ended March 31, 2005 gross profit was $3,293,207, down 24% compared to the nine months ended March 31, 2004 gross profit of $4,320,287. The decrease in gross profit for the nine month period as compared to one year ago was due to lower revenues during the nine month period.

Consolidated selling, general and administrative (SG&A) expenses were $1,137,429. This was slightly higher than the quarter ended March 31, 2004 SG&A expenses of $1,121,012. For the nine months ended March 31, 2005, SG&A expense was $3,438,597 or $190,633 lower than the nine months ended March 31, 2004. The company continued to reduce SG&A expenses for the nine months ended March 31, 2005.

The income from operations for the quarter ended March 31, 2005 was $194,434, compared to income from operations for the quarter ended March 31, 2004 of $237,349. The decrease in income from operations for the quarter primarily was due to continued competitive pricing pressures in the automation equipment segments which Atlas serves. For the nine months ended March 31, 2005 the loss from operations was $145,390, compared to income from operations of $691,057 for the nine months ending March 31, 2004. The loss from operations for the nine months ended March 31, 2005 resulted from lower sales volumes reported by both operating subsidiaries which was partly offset by the lower SG&A expenses during the nine month period described above.

Interest expense for the quarter ended March 31, 2005 was $188,128 as compared to $216,472 for the same time period ending March 31, 2004. For the nine months ended March 31, 2005 interest expense was $554,686 as compared to $562,656 for the nine months ended March 31, 2004. Atlas' interest expenses year-to-date period ending March 31, 2005 were lower due to lower borrowing levels which in turn resulted from lower revenues during the subject periods. Westland's interest expenses increased due to its utilization of line of credit financing which was not available to Westland for a portion of the nine month period ended March 31, 2004.

The net income for the quarter ended March 31, 2005 was $3,569 compared to a net loss of $16,281 for the quarter ended March 31, 2004. The net loss for the nine months ended March 31, 2005 was $586,551 as compared to a net income of $219,883 for the nine months ended March 31, 2004. The net income for the nine months ended March 31, 2004 included a $125,000 gain on extinguishment of debt. The reported net loss for the quarter amounted to $0.00 per share and a year-to-date net loss of $0.21 (basic) and $.20 (diluted) per share. The earnings per share figures are based on 2,747,500 (basic) and 3,003,500 (diluted) weighted average common shares outstanding for both the quarter and nine month period ended March 31, 2005. This compared to a net loss for the quarter and net income for nine months ended March 31, 2004 of $0.01 per share (basic and diluted) and $0.09 (basic) and $0.08 per share (diluted), respectively. The March 31, 2004 quarter calculations were based upon 2,475,000 shares outstanding and the nine months ended March 31, 2004 calculation were based upon 2,629,000 shares outstanding.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of March 31, 2005 is as follows:

                                                    March 31, 2005
                                    --------------------------------------------
                                         Gross                            Net
                                       Carrying        Accumulated       Book
                                        Amount         Amortization      Value


Patents                                $573,132          $389,358     $183,774

Non-compete Agreements                  348,750           292,872       55,878

ML Closing Fees                         166,979            54,670      112,309

                                -----------------------------------------------
Total                                $1,088,861          $736,900     $351,961
                                ===============================================

Liquidity and Capital Resources

Between 2000 and 2003, the Company was scheduled to repay approximately $974,833 due to the former owners of Atlas. Repayments of all of these amounts were postponed for an indefinite period of time. Instead, cash was and is being conserved for ongoing operations. These borrowings are subordinated to Atlas' senior lender and are subject to subordination agreements executed by the former owners of Atlas in favor of Atlas' senior lender.

At March 31, 2005, the Company had (1) $3.2 million outstanding under a commercial mortgage loan for Atlas as part of a credit facility (the "MLB Credit Facility") with Merrill Lynch Business Financial Services Inc. ("Merrill Lynch"), (2) $0.306 million outstanding under an equipment term loan for Atlas as part of the MLB Credit Facility, (3) debt of $3.77 million outstanding under a revolving credit facility for Atlas as part of the MLB Credit Facility, (4) deferred executive compensation obligations of approximately $0.975 million, (5) $0.921 million outstanding under Westland's Spectrum Credit Facility, (6) $2.21 million outstanding under the Westland Loan ,and (7) $0.3 million outstanding in convertible subordinated debentures which mature in June 2007. This total of $11.7 million of debt compares to a total combined indebtedness approximating $12.1 million as of March 31, 2004.

Working capital deficit at March 31, 2005 was ($2,307,116) and the current ratio was (.81) to 1, as compared to a working capital deficit of ($1,913,000) and a current ratio of (.85) to 1 for the Company at June 30, 2004.

In April 2005, the MLB Credit Facility was extended until December 31, 2005.

Off Balance Sheet Arrangements

During the quarter and nine months ended March 31, 2005, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.

Summary of Contractual Commitments

The following table represents contractual commitments associated with operating agreements (excluding interest on debt obligations and the subordinated note due to the former owners of Atlas) for the fiscal years indicated, and thereafter. With respect to the lines of credit borrowed by Atlas and Westland, at March 31, 2005, these amounted to $4.0 million in maximum revolving commitments for Atlas which will be subject to renewal in December 2005 and $1.25 million in maximum revolving commitments for Westland which will also be subject to renewal in December 2005.


                             2005         2006         2007         2008         2009       There-after     Total
                           ---------    ---------    ---------    ---------    ----------   ----------    ----------
Real estate term loan        58,333      233,333      233,333      233,333       233,333    2,236,105     3,227,770
Equipment term loan          41,667      166,667       97,222           --            --           --       305,556
Revolver - Atlas           3,777,067          --           --           --            --           --     3,777,067
Revolver - Westland         920,853           --                                                            920,853
Subordinated term loan     2,212,583          --           --           --            --           --     2,212,583
Debentures                       --           --           --      300,000            --           --       300,000
                           ---------    ---------    ---------    ---------    ----------   ----------    ----------
         Total debt        7,010,370     400,000      330,555      533,333       233,333    2,236,105     10,743,829

Building lease               53,717      214,867                                                            268,584
                           ---------    ---------    ---------    ---------    ----------   ----------    ----------
          Total            7,064,220     614,867      330,555      533,333       233,333    2,236,105     11,012,413
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

Forward-Looking Statements

Various statements in this Report concerning the manner in which the Company intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors. These factors include but are not limited to rising raw material prices for steel and commodities which depend upon or use oil in their manufacture, economic and business conditions particularly in the automotive, machine tool and other industries principally served by the Company, including the ongoing and permanent (non-cyclical) loss of manufacturing capabilities in the United States to foreign competition, and continued volatile demand in the domestic and foreign markets for automobiles and automotive parts, in each case resulting in reduced or uncertain demand for the Atlas' automation equipment; potential technological developments in the metal forming and handling automation equipment markets which may render Atlas' automation equipment noncompetitive or obsolete; the risk that Atlas' senior lender will not agree to renew its revolver; the risk that Atlas or Westland customers may be unwilling or unable to continue ordering products; the potential inability of the Company to achieve adequate operating results or continue to have required access to the credit and capital markets to enable the Company to finance future operations.

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

In connection with its audit of the Company's consolidated financial statements as of and for the year ended June 30, 2004, the Company's auditor advised the Company's management and its Audit Committee that it had identified deficiencies which were designated as "reportable conditions" but which did not constitute "material weaknesses". Areas requiring improvement include (1) reconciling intercompany accounts and balances between consolidated entities, (2)
recordkeeping over property, plant and equipment, (3) recordkeeping and evaluation of deferred tax assets and liabilities and analysis of valuation allowance against net deferred tax assets, and (4) reviewing accounting activity performed on amounts appearing in the Company' s consolidated financial statements. In addition, in the past the Company has not filed on a timely basis certain of its quarterly reports on Forms 10-Q and its annual report on Form 10-K with the Securities Exchange Commission within the required due dates which, under Section 404 of the Sarbanes Oxley Act, constitutes a deficiency in internal controls over financial reporting. The Company has assigned a priority to the short- and long-term correction of these internal control deficiencies and believes it can make meaningful progress toward correction of these matters during calendar year 2005.

The Company's management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The chief executive officer and chief financial officer have concluded that, to their knowledge on the basis of that evaluation, the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; however, management has begun to implement the changes necessary to address the issues identified above.

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


                               PRODUCTIVITY TECHNOLOGIES CORP.

Date:    May 16, 2005          By:  /s/  Samuel N. Seidman
                                  ----------------------------------------------
                                  Samuel N. Seidman
                                  Chairman, Chief Executive Officer
                                  and President

Date:    May 16, 2005          By:  /s/  Jesse A. Levine
                                  ----------------------------------------------
                                  Jesse A. Levine
                                  Vice President, Secretary, Treasurer
                                  and Chief Financial Officer